Form 10-K
period 2017-12-31
CSAIL 2017-CX10 Commercial Mortgage Trust
filed 2018-03-22
CIK 1720474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-207361-07

Central Index Key Number of the issuing entity: 0001720474

CSAIL 2017-CX10 Commercial Mortgage Trust

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001654060

Credit Suisse Commercial Mortgage Securities Corp.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001628601

Column Financial, Inc.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001542256

Natixis Real Estate Capital LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001722518

BSPRT Finance, LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001632269

Benefit Street Partners CRE Finance LLC

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4052518 38-4052519 38-4052520 38-4052521 38-7196197 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 272-6858

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧  (Do not check if a smaller reporting company)                            Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                             ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The GNL Portfolio Mortgage Loan, the Yorkshire & Lexington Towers Mortgage Loan, the Lehigh Valley Mall Mortgage Loan, the 600 Vine Mortgage Loan, the Garden Multifamily Portfolio Mortgage Loan, the Miracle Mile Mortgage Loan and the Totowa Commerce Center Mortgage Loan, which constituted approximately 8.5%, 7.0%, 5.8%, 4.2%, 3.4%, 3.3% and 3.1%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the GNL Portfolio Mortgage Loan which is an asset of the issuing entity and three other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Yorkshire & Lexington Towers Mortgage Loan which is an asset of the issuing entity and seven other pari passu loans, which are not assets of the issuing entity, (c) with respect to the Lehigh Valley Mall Mortgage Loan which is an asset of the issuing entity and five other pari passu loans, which are not assets of the issuing entity, (d) with respect to the 600 Vine Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (e) with respect to the Garden Multifamily Portfolio Mortgage Loan which is an asset of the issuing entity and three other pari passu loans, which are not assets of the issuing entity, (f) with respect to the Miracle Mile Mortgage Loan which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity and (g) with respect to the Totowa Commerce Center Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the GNL Portfolio Mortgage Loan, the Yorkshire & Lexington Towers Mortgage Loan, the Lehigh Valley Mall Mortgage Loan, the 600 Vine Mortgage Loan, the Garden Multifamily Portfolio Mortgage Loan, the Miracle Mile Mortgage Loan and the Totowa Commerce Center Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. KeyBank National Association is the master servicer under the Pooling and Servicing Agreement. The responsibilities of KeyBank National Association, as primary servicer of each of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement. Thus, the servicer compliance statement provided by KeyBank National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 333 North Bedford Mortgage Loan, which constituted approximately 3.4% of the asset pool of the issuing entity as of its cut-off date. The 333 North Bedford Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 333 North Bedford Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of this loan combination was securitized in the Wells Fargo Commercial Mortgage Trust 2016-NXS6 transaction, Commission File Number 333-206677-09 (the “WFCM 2016-NXS6 Transaction”). This loan combination, including the 333 North Bedford Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the WFCM 2016-NXS6 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the WFCM 2016-NXS6 Transaction. The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the WFCM 2016-NXS6 Transaction. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Park Center Phase I Mortgage Loan, the 300 Montgomery Mortgage Loan and The Boulders Resort & Spa Mortgage Loan, which constituted approximately 9.1%, 3.5% and 2.7%, respectively, of the asset pool of the issuing entity as of its cut-off date. The Park Center Phase I Mortgage Loan, the 300 Montgomery Mortgage Loan and The Boulders Resort & Spa Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the Park Center Phase I Mortgage Loan and one other pari passu loan, the 300 Montgomery Mortgage Loan and one other pari passu loan or The Boulders Resort & Spa Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The pari passu portion of each loan combination was securitized in the CSAIL 2017-CX9 Commercial Mortgage Trust transaction, Commission File Number 333-207361-06 (the “CSAIL 2017-CX9 Transaction”). These loan combinations, including the Park Center Phase I Mortgage Loan, the 300 Montgomery Mortgage Loan and The Boulders Resort & Spa Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the CSAIL 2017-CX9 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K. KeyBank National Association is the master servicer under the pooling and servicing agreement for the CSAIL 2017-CX9 Transaction. The responsibilities of KeyBank National Association, as primary servicer of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CSAIL 2017-CX9 Transaction. Thus, the servicer compliance statement provided by KeyBank National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Centre 425 Bellevue Mortgage Loan, which constituted approximately 5.1% of the asset pool of the issuing entity as of its cut-off date. The Centre 425 Bellevue Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Centre 425 Bellevue Mortgage Loan and two other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. This loan combination, including the Centre 425 Bellevue Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Centre 425 Bellevue loan combination in the UBS Commercial Mortgage Trust 2017-C5 transaction, Commission File Number 333-207340-05 (the “UBS 2017-C5 Transaction”). After the closing of the UBS 2017-C5 Transaction on November 16, 2017, this loan combination, including the Centre 425 Bellevue Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the UBS 2017-C5 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K. Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the UBS 2017-C5 Transaction. The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the UBS 2017-C5 Transaction. Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the One California Plaza Mortgage Loan, which constituted approximately 5.8% of the asset pool of the issuing entity as of its cut-off date. The One California Plaza Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the One California Plaza Mortgage Loan and one other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. The pari passu portion of this loan combination was securitized in the CSMC Trust 2017-CALI transaction (the “CSMC TRUST 2017-CALI Transaction”). This loan combination, including the One California Plaza Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the CSMC TRUST 2017-CALI Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K. KeyBank National Association is the master servicer under the trust and servicing agreement for the CSMC TRUST 2017-CALI Transaction. The responsibilities of KeyBank National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the trust and servicing agreement for the CSMC TRUST 2017-CALI Transaction. Thus, the servicer compliance statement provided by KeyBank National Association, as master servicer under such trust and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

KeyBank National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Park Center Phase I Mortgage Loan, the One California Plaza Mortgage Loan, the 300 Montgomery Mortgage Loan and The Boulders Resort & Spa Mortgage Loan. As a result, KeyBank National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by KeyBank National Association in the capacities described above are listed in the Exhibit Index.

CWCapital Asset Management LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the 333 North Bedford Mortgage Loan. As a result, CWCapital Asset Management LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by CWCapital Asset Management LLC in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the Park Center Phase I Mortgage Loan, the Centre 425 Bellevue Mortgage Loan, the 300 Montgomery Mortgage Loan and The Boulders Resort & Spa Mortgage Loan and the primary servicer and certificate administrator of the 333 North Bedford Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the trustee and custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Park Center Phase I Mortgage Loan, the Centre 425 Bellevue Mortgage Loan, the 300 Montgomery Mortgage Loan and The Boulders Resort & Spa Mortgage Loan and the custodian of the 333 North Bedford Mortgage Loan. As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Rialto Capital Advisors, LLC is the special servicer of the Park Center Phase I Mortgage Loan, the 300 Montgomery Mortgage Loan and The Boulders Resort & Spa Mortgage Loan. As a result, Rialto Capital Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Rialto Capital Advisors, LLC in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the operating advisor of the Park Center Phase I Mortgage Loan, the 300 Montgomery Mortgage Loan and The Boulders Resort & Spa Mortgage Loan. As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the primary servicer under the 333 North Bedford Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB. Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combinations that includes the 333 North Bedford Mortgage Loan, the Centre 425 Bellevue Mortgage Loan and the One California Plaza Mortgage Loan (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Wilmington Trust, National Association as trustee of the 333 North Bedford Mortgage Loan and Trimont Real Estate Advisors, LLC as operating advisor of the 333 North Bedford Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the Centre 425 Bellevue Mortgage Loan, Cohen Financial, a Division of SunTrust Bank as special servicer of the One California Plaza Mortgage Loan,and U.S. Bank National Association as certificate administrator of the One California Plaza Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Omitted.

Item 3. Legal Proceedings.

Omitted.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6. Selected Financial Data.

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8. Financial Statements and Supplementary Data.

Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A. Controls and Procedures.

Omitted.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11. Executive Compensation.

Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14. Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to KeyBank National Association, as master servicer and primary servicer, CWCapital Asset Management LLC, as special servicer, Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian and U.S. Bank National Association, as trustee, certificate administrator and custodian:

On February 23, 2016, a certificateholder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “Servicers”). The suit was filed derivatively on behalf of the Trust. The action was brought in connection with the Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust’s directing certificateholder, pursuant to an exercise of the fair value option set forth in the Pooling and Servicing Agreement governing the Trust. There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers. Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the Pooling and Servicing Agreement, and have contested the claims asserted against them, filing a motion to dismiss the case. On November 28, 2016, the Servicers’ motion to dismiss was granted. The plaintiff certificateholder has filed a notice of appeal, and the appeal is pending.

On December 1, 2017, a complaint against CWCapital Asset Management LLC (“CWCAM”) and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463. The gravamen of the complaint alleges breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr Ltd. In total, there are fourteen (14) counts pled in the complaint. Of those 14, five (5) claims are asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion, and unjust enrichment. CWCAM denies the claims and intends to vigorously defend itself against these claims.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”) in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage-backed securities ("RMBS") trusts. The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo. The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.). Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on November 30, 2017 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 333 North Bedford Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the WFCM 2016-NXS6 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the WFCM 2016-NXS6 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WFCM 2016-NXS6 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Park Center Phase I Mortgage Loan, the 300 Montgomery Mortgage Loan and The Boulders Resort & Spa Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the CSAIL 2017-CX9 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the CSAIL 2017-CX9 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CSAIL 2017-CX9 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Centre 425 Bellevue Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2017-C5 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the UBS 2017-C5 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the UBS 2017-C5 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the One California Plaza Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the CSMC TRUST 2017-CALI Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the CSMC TRUST 2017-CALI Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CSMC TRUST 2017-CALI Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

The servicer compliance statement furnished pursuant to Item 1123 of Regulation AB by Wells Fargo Bank, National Association (“Wells Fargo”) attached to this Annual Report on Form 10-K as Exhibit 35.30 with respect to the Park Center Phase I Mortgage Loan, the 300 Montgomery Mortgage Loan and The Boulders Resort & Spa Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the CSAIL 2017-CX9 Transaction, discloses the following failure to comply with the trust and servicing agreement for the CSAIL 2017-CX9 Transaction:

On October 17, 2017, Wells Fargo made a distribution (the “October Distribution”) to the holders of the certificates of the CSAIL 2017-CX9 Commercial Mortgage Trust Commercial Mortgage Pass-Through Certificates, Series 2017-CX9. The October Distribution contained a payment error that resulted in certain holders of definitive certificates of certain classes not receiving a distribution on the October distribution date. The total amount of funds not distributed was approximately $122,720. The payment error resulted from an administrative error during the deal setup and DWAC processing. The error was limited to the October Distribution.

On October 18, 2017, the October Distribution was revised to correct the payment error whereby funds were distributed to the related holders of the affected classes of certificates. To prevent further similar payment errors, Wells Fargo has incorporated additional set-up control procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of November 1, 2017, by and among Credit Suisse Commercial Mortgage Securities Corp., as Depositor, KeyBank National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on December 19, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.2           Pooling and Servicing Agreement, dated as of October 1, 2016, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee and Trimont Real Estate Advisors, LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.3           Pooling and Servicing Agreement, dated as of September 1, 2017, by and among Credit Suisse Commercial Mortgage Securities Corp., as Depositor, KeyBank National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.4           Pooling and Servicing Agreement, dated as of November 1, 2017, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, as Cayman Agent and as Trustee and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.5           Trust and Servicing Agreement, dated as of November 6, 2017, by and among Credit Suisse Commercial Mortgage Securities Corp., as Depositor, KeyBank National Association, as Servicer, Cohen Financial, a Division of SunTrust Bank, as Special Servicer, U.S. Bank National Association, as Certificate Administrator, U.S. Bank National Association, as Trustee, U.S. Bank National Association, as Custodian and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.6           Agreement Between Note Holders, dated as of October 27, 2017, by and between Column Financial, Inc. as Initial Note A-1-A Holder, Citi Real Estate Funding Inc., as Initial Note A-1-B Holder, Column Financial, Inc. as Initial Note A-2-A Holder and Citi Real Estate Funding Inc., as Initial Note A-2-B Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.7           Agreement Among Noteholders, dated as of October 3, 2017, by and among Natixis Real Estate Capital LLC as Initial Note A-1 Holder, Initial Note A-2 Holder and Initial Note A-3 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-4 Holder, Initial Note A-5 Holder, Initial Note A-6 Holder, Initial Note A-7 Holder and Initial Note A-8 Holder and Natixis Real Estate Capital LLC, as Initial Note B Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.8           Supplemental Agreement Among Noteholders, dated as of November 30, 2017, by and among Natixis Real Estate Capital LLC, as Initial Note A-1 Holder, Initial Note A-2 Holder and Initial Note A-3 Holder, and Natixis Real Estate Capital LLC, as Initial Note B Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.9           Co-Lender Agreement, dated as of November 20, 2017, by and among JPMorgan Chase Bank, National Association, as Initial Note A-1-A Holder, Column Financial, Inc., as Initial Note A-1-B Holder, Cantor Commercial Real Estate Lending, L.P. as Initial Note A-1-C Holder, JPMorgan Chase Bank, National Association as Initial Note A-2-A Holder, Column Financial, Inc., as Initial Note A-2-B Holder and Cantor Commercial Real Estate Lending, L.P., as Initial Note A-2-C Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.10         Co-Lender Agreement, dated as of November 30, 2017, between Natixis Real Estate Capital LLC, as Note A-1 Holder, and Natixis Real Estate Capital LLC, as Note A-2 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.11         Amended and Restated Co-Lender Agreement, dated as of November 30, 2017, between Benefit Street Partners CRE Finance LLC, as Note A-1 Holder, Wilimington Trust, National Association, as trustee for the benefit of the registered holders of the CSAIL Commercial Mortgage Securities Trust 2017-C8, Commercial Mortgage Pass-Through Certificates, Series 2017 C-8, as Note A-2 Holder, Benefit Street Partners CRE Finance LLC, as Note A-3 Holder, Benefit Street Partners CRE Finance LLC, as Note A-4 Holder, Benefit Street Partners CRE Finance LLC, as Note A-5 Holder, and Benefit Street Partners CRE Finance LLC, as Note A-6 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.12         Co-Lender Agreement, dated as of September 7, 2017, by and among BSPRT Finance, LLC, as Initial Note A-1 Holder, BSPRT Finance, LLC, as Initial Note A-2 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-3 Holder and JPMorgan Chase Bank, National Association, as Initial Note A-4 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.13         Co-Lender Agreement, dated as of November 16, 2017, between Natixis Real Estate Capital LLC, as Note A-1 Holder and Natixis Real Estate Capital LLC, as Note A-2 Holder (filed as Exhibit 4.19 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.14         Co-Lender Agreement, dated as of October 13, 2016, between Natixis Real Estate Capital LLC, as Note A-1 Holder and Natixis Real Estate Capital LLC, as Note A-2 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.15         Agreement Between Note Holders, dated as of September 29, 2017, by and between Column Financial, Inc., as Initial Note A-1 Holder and Column Financial, Inc., as Initial Note A-2 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.16         Co-Lender Agreement, dated as of September 29, 2017, between Natixis Real Estate Capital LLC, as Note A-1 Holder and Natixis Real Estate Capital LLC, as Note A-2 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.17         Agreement Between Note Holders, dated as of September 29, 2017, by and between Column Financial, Inc., as Initial Note A-1 Holder and Column Financial, Inc., as Initial Note A-2 Holder (filed as Exhibit 4.20 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.18         Co-Lender Agreement, dated as of November 16, 2017, by and between Natixis Real Estate Capital LLC, as Initial Note A-1 Holder, Natixis Real Estate Capital LLC, as Initial Note A-2 Holder, Natixis Real Estate Capital LLC, as Initial Note A-3 Holder and Natixis Real Estate Capital LLC, as Initial Note B Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.19         Co-Lender Agreement, dated as of November 6, 2017, by and between Column Financial, Inc., as Initial Note A-1 Holder, Column Financial, Inc., as Initial Note A-2 Holder, and Column Financial, Inc, as Initial Note B Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.20         Co-Lender Agreement, dated as of November 30, 2017, by and between Natixis Real Estate Capital LLC, as Note A-A Holder, Natixis Real Estate Capital LLC, as Note A-B Holder and Natixis Real Estate Capital LLC, as Note B-A Holder (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on January 17, 2018 under Commission File No. 333-207361-07 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         KeyBank National Association, as Master Servicer

33.2         CWCapital Asset Management LLC, as Special Servicer

33.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.4         Wells Fargo Bank, National Association, as Custodian

33.5         Park Bridge Lender Services LLC, as Operating Advisor

33.6         KeyBank National Association, as Primary Servicer of the GNL Portfolio Mortgage Loan (see Exhibit 33.1)

33.7         CWCapital Asset Management LLC, as Special Servicer of the GNL Portfolio Mortgage Loan (see Exhibit 33.2)

33.8         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the GNL Portfolio Mortgage Loan (see Exhibit 33.3)

33.9         Wells Fargo Bank, National Association, as Custodian of the GNL Portfolio Mortgage Loan (see Exhibit 33.4)

33.10       Park Bridge Lender Services LLC, as Operating Advisor of the GNL Portfolio Mortgage Loan (see Exhibit 33.5)

33.11       KeyBank National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.1)

33.12       CWCapital Asset Management LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.2)

33.13       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.3)

33.14       Wells Fargo Bank, National Association, as Custodian of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.4)

33.15       Park Bridge Lender Services LLC, as Operating Advisor of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.5)

33.16       KeyBank National Association, as Primary Servicer of the Lehigh Valley Mall Mortgage Loan (see Exhibit 33.1)

33.17       CWCapital Asset Management LLC, as Special Servicer of the Lehigh Valley Mall Mortgage Loan (see Exhibit 33.2)

33.18       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Lehigh Valley Mall Mortgage Loan (see Exhibit 33.3)

33.19       Wells Fargo Bank, National Association, as Custodian of the Lehigh Valley Mall Mortgage Loan (see Exhibit 33.4)

33.20       Park Bridge Lender Services LLC, as Operating Advisor of the Lehigh Valley Mall Mortgage Loan (see Exhibit 33.5)

33.21       KeyBank National Association, as Primary Servicer of the 600 Vine Mortgage Loan (see Exhibit 33.1)

33.22       CWCapital Asset Management LLC, as Special Servicer of the 600 Vine Mortgage Loan (see Exhibit 33.2)

33.23       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 600 Vine Mortgage Loan (see Exhibit 33.3)

33.24       Wells Fargo Bank, National Association, as Custodian of the 600 Vine Mortgage Loan (see Exhibit 33.4)

33.25       Park Bridge Lender Services LLC, as Operating Advisor of the 600 Vine Mortgage Loan (see Exhibit 33.5)

33.26       KeyBank National Association, as Primary Servicer of the Garden Multifamily Portfolio Mortgage Loan (see Exhibit 33.1)

33.27       CWCapital Asset Management LLC, as Special Servicer of the Garden Multifamily Portfolio Mortgage Loan (see Exhibit 33.2)

33.28       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Garden Multifamily Portfolio Mortgage Loan (see Exhibit 33.4)

33.29       Wells Fargo Bank, National Association, as Custodian of the Garden Multifamily Portfolio Mortgage Loan (see Exhibit 33.4)

33.30       Park Bridge Lender Services LLC, as Operating Advisor of the Garden Multifamily Portfolio Mortgage Loan (see Exhibit 33.5)

33.31       KeyBank National Association, as Primary Servicer of the Miracle Mile Mortgage Loan (see Exhibit 33.1)

33.32       CWCapital Asset Management LLC, as Special Servicer of the Miracle Mile Mortgage Loan (see Exhibit 33.2)

33.33       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Miracle Mile Mortgage Loan (see Exhibit 33.3)

33.34       Wells Fargo Bank, National Association, as Custodian of the Miracle Mile Mortgage Loan (see Exhibit 33.4)

33.35       Park Bridge Lender Services LLC, as Operating Advisor of the Miracle Mile Mortgage Loan (see Exhibit 33.5)

33.36       KeyBank National Association, as Primary Servicer of the Totowa Commerce Center Mortgage Loan (see Exhibit 33.1)

33.37       CWCapital Asset Management LLC, as Special Servicer of the Totowa Commerce Center Mortgage Loan (see Exhibit 33.2)

33.38       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Totowa Commerce Center Mortgage Loan (see Exhibit 33.3)

33.39       Wells Fargo Bank, National Association, as Custodian of the Totowa Commerce Center Mortgage Loan (see Exhibit 33.4)

33.40       Park Bridge Lender Services LLC, as Operating Advisor of the Totowa Commerce Center Mortgage Loan (see Exhibit 33.5)

33.41       Wells Fargo Bank, National Association, as Primary Servicer of the 333 North Bedford Mortgage Loan

33.42       CWCapital Asset Management LLC, as Special Servicer of the 333 North Bedford Mortgage Loan (see Exhibit 33.2)

33.43       Wilmington Trust, National Association, as Trustee of the 333 North Bedford Mortgage Loan (Omitted. See Explanatory Notes.)

33.44       Wells Fargo Bank, National Association, as Certificate Administrator of the 333 North Bedford Mortgage Loan (see Exhibit 33.3)

33.45       Wells Fargo Bank, National Association, as Custodian of the 333 North Bedford Mortgage Loan (see Exhibit 33.4)

33.46       Trimont Real Estate Advisors, LLC, as Operating Advisor of the 333 North Bedford Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 333 North Bedford Mortgage Loan

33.48       National Tax Search, LLC, as Servicing Function Participant of the 333 North Bedford Mortgage Loan

33.49       KeyBank National Association, as Primary Servicer of the Park Center Phase I Mortgage Loan (see Exhibit 33.1)

33.50       Rialto Capital Advisors, LLC, as Special Servicer of the Park Center Phase I Mortgage Loan

33.51       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Park Center Phase I Mortgage Loan (see Exhibit 33.3)

33.52       Wells Fargo Bank, National Association, as Custodian of the Park Center Phase I Mortgage Loan (see Exhibit 33.4)

33.53       Pentalpha Surveillance LLC, as Operating Advisor of the Park Center Phase I Mortgage Loan

33.54       KeyBank National Association, as Primary Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 33.1)

33.55       Rialto Capital Advisors, LLC, as Special Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 33.50)

33.56       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 300 Montgomery Mortgage Loan (see Exhibit 33.3)

33.57       Wells Fargo Bank, National Association, as Custodian of the 300 Montgomery Mortgage Loan (see Exhibit 33.4)

33.58       Pentalpha Surveillance LLC, as Operating Advisor of the 300 Montgomery Mortgage Loan (see Exhibit 33.53)

33.59       KeyBank National Association, as Primary Servicer of The Boulders Resort & Spa Mortgage Loan (see Exhibit 33.1)

33.60       Rialto Capital Advisors, LLC, as Special Servicer of The Boulders Resort & Spa Mortgage Loan (see Exhibit 33.50)

33.61       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of The Boulders Resort & Spa Mortgage Loan (see Exhibit 33.3)

33.62       Wells Fargo Bank, National Association, as Custodian of The Boulders Resort & Spa Mortgage Loan (see Exhibit 33.4)

33.63       Pentalpha Surveillance LLC, as Operating Advisor of The Boulders Resort & Spa Mortgage Loan (see Exhibit 33.53)

33.64       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Centre 425 Bellevue Mortgage Loan

33.65       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Centre 425 Bellevue Mortgage Loan (see Exhibit 33.64)

33.66       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Centre 425 Bellevue Mortgage Loan (see Exhibit 33.3)

33.67       Wells Fargo Bank, National Association, as Custodian of the Centre 425 Bellevue Mortgage Loan (see Exhibit 33.4)

33.68       Park Bridge Lender Services LLC, as Operating Advisor of the Centre 425 Bellevue Mortgage Loan (see Exhibit 33.5)

33.69       KeyBank National Association, as Primary Servicer of the One California Plaza Mortgage Loan (see Exhibit 33.1)

33.70       Cohen Financial, a Division of SunTrust Bank, as Special Servicer of the One California Plaza Mortgage Loan

33.71       U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the One California Plaza Mortgage Loan

33.72       Park Bridge Lender Services LLC, as Operating Advisor of the One California Plaza Mortgage Loan (see Exhibit 33.5)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         KeyBank National Association, as Master Servicer

34.2         CWCapital Asset Management LLC, as Special Servicer

34.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.4         Wells Fargo Bank, National Association, as Custodian

34.5         Park Bridge Lender Services LLC, as Operating Advisor

34.6         KeyBank National Association, as Primary Servicer of the GNL Portfolio Mortgage Loan (see Exhibit 34.1)

34.7         CWCapital Asset Management LLC, as Special Servicer of the GNL Portfolio Mortgage Loan (see Exhibit 34.2)

34.8         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the GNL Portfolio Mortgage Loan (see Exhibit 34.3)

34.9         Wells Fargo Bank, National Association, as Custodian of the GNL Portfolio Mortgage Loan (see Exhibit 34.4)

34.10       Park Bridge Lender Services LLC, as Operating Advisor of the GNL Portfolio Mortgage Loan (see Exhibit 34.5)

34.11       KeyBank National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.1)

34.12       CWCapital Asset Management LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.2)

34.13       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.3)

34.14       Wells Fargo Bank, National Association, as Custodian of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.4)

34.15       Park Bridge Lender Services LLC, as Operating Advisor of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.5)

34.16       KeyBank National Association, as Primary Servicer of the Lehigh Valley Mall Mortgage Loan (see Exhibit 34.1)

34.17       CWCapital Asset Management LLC, as Special Servicer of the Lehigh Valley Mall Mortgage Loan (see Exhibit 34.2)

34.18       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Lehigh Valley Mall Mortgage Loan (see Exhibit 34.3)

34.19       Wells Fargo Bank, National Association, as Custodian of the Lehigh Valley Mall Mortgage Loan (see Exhibit 34.4)

34.20       Park Bridge Lender Services LLC, as Operating Advisor of the Lehigh Valley Mall Mortgage Loan (see Exhibit 34.5)

34.21       KeyBank National Association, as Primary Servicer of the 600 Vine Mortgage Loan (see Exhibit 34.1)

34.22       CWCapital Asset Management LLC, as Special Servicer of the 600 Vine Mortgage Loan (see Exhibit 34.2)

34.23       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 600 Vine Mortgage Loan (see Exhibit 34.3)

34.24       Wells Fargo Bank, National Association, as Custodian of the 600 Vine Mortgage Loan (see Exhibit 34.4)

34.25       Park Bridge Lender Services LLC, as Operating Advisor of the 600 Vine Mortgage Loan (see Exhibit 34.5)

34.26       KeyBank National Association, as Primary Servicer of the Garden Multifamily Portfolio Mortgage Loan (see Exhibit 34.1)

34.27       CWCapital Asset Management LLC, as Special Servicer of the Garden Multifamily Portfolio Mortgage Loan (see Exhibit 34.2)

34.28       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Garden Multifamily Portfolio Mortgage Loan (see Exhibit 34.4)

34.29       Wells Fargo Bank, National Association, as Custodian of the Garden Multifamily Portfolio Mortgage Loan (see Exhibit 34.4)

34.30       Park Bridge Lender Services LLC, as Operating Advisor of the Garden Multifamily Portfolio Mortgage Loan (see Exhibit 34.5)

34.31       KeyBank National Association, as Primary Servicer of the Miracle Mile Mortgage Loan (see Exhibit 34.1)

34.32       CWCapital Asset Management LLC, as Special Servicer of the Miracle Mile Mortgage Loan (see Exhibit 34.2)

34.33       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Miracle Mile Mortgage Loan (see Exhibit 34.3)

34.34       Wells Fargo Bank, National Association, as Custodian of the Miracle Mile Mortgage Loan (see Exhibit 34.4)

34.35       Park Bridge Lender Services LLC, as Operating Advisor of the Miracle Mile Mortgage Loan (see Exhibit 34.5)

34.36       KeyBank National Association, as Primary Servicer of the Totowa Commerce Center Mortgage Loan (see Exhibit 34.1)

34.37       CWCapital Asset Management LLC, as Special Servicer of the Totowa Commerce Center Mortgage Loan (see Exhibit 34.2)

34.38       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Totowa Commerce Center Mortgage Loan (see Exhibit 34.3)

34.39       Wells Fargo Bank, National Association, as Custodian of the Totowa Commerce Center Mortgage Loan (see Exhibit 34.4)

34.40       Park Bridge Lender Services LLC, as Operating Advisor of the Totowa Commerce Center Mortgage Loan (see Exhibit 34.5)

34.41       Wells Fargo Bank, National Association, as Primary Servicer of the 333 North Bedford Mortgage Loan

34.42       CWCapital Asset Management LLC, as Special Servicer of the 333 North Bedford Mortgage Loan (see Exhibit 34.2)

34.43       Wilmington Trust, National Association, as Trustee of the 333 North Bedford Mortgage Loan (Omitted. See Explanatory Notes.)

34.44       Wells Fargo Bank, National Association, as Certificate Administrator of the 333 North Bedford Mortgage Loan (see Exhibit 34.3)

34.45       Wells Fargo Bank, National Association, as Custodian of the 333 North Bedford Mortgage Loan (see Exhibit 34.4)

34.46       Trimont Real Estate Advisors, LLC, as Operating Advisor of the 333 North Bedford Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 333 North Bedford Mortgage Loan

34.48       National Tax Search, LLC, as Servicing Function Participant of the 333 North Bedford Mortgage Loan

34.49       KeyBank National Association, as Primary Servicer of the Park Center Phase I Mortgage Loan (see Exhibit 34.1)

34.50       Rialto Capital Advisors, LLC, as Special Servicer of the Park Center Phase I Mortgage Loan

34.51       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Park Center Phase I Mortgage Loan (see Exhibit 34.3.)

34.52       Wells Fargo Bank, National Association, as Custodian of the Park Center Phase I Mortgage Loan (see Exhibit 34.4)

34.53       Pentalpha Surveillance LLC, as Operating Advisor of the Park Center Phase I Mortgage Loan

34.54       KeyBank National Association, as Primary Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 34.1)

34.55       Rialto Capital Advisors, LLC, as Special Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 34.50)

34.56       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 300 Montgomery Mortgage Loan (see Exhibit 34.3)

34.57       Wells Fargo Bank, National Association, as Custodian of the 300 Montgomery Mortgage Loan (see Exhibit 34.4)

34.58       Pentalpha Surveillance LLC, as Operating Advisor of the 300 Montgomery Mortgage Loan (see Exhibit 34.53)

34.59       KeyBank National Association, as Primary Servicer of The Boulders Resort & Spa Mortgage Loan (see Exhibit 34.1)

34.60       Rialto Capital Advisors, LLC, as Special Servicer of The Boulders Resort & Spa Mortgage Loan (see Exhibit 34.50)

34.61       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of The Boulders Resort & Spa Mortgage Loan (see Exhibit 34.3)

34.62       Wells Fargo Bank, National Association, as Custodian of The Boulders Resort & Spa Mortgage Loan (see Exhibit 34.4)

34.63       Pentalpha Surveillance LLC, as Operating Advisor of The Boulders Resort & Spa Mortgage Loan (see Exhibit 34.53)

34.64       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Centre 425 Bellevue Mortgage Loan

34.65       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Centre 425 Bellevue Mortgage Loan (see Exhibit 34.64)

34.66       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Centre 425 Bellevue Mortgage Loan (see Exhibit 34.3)

34.67       Wells Fargo Bank, National Association, as Custodian of the Centre 425 Bellevue Mortgage Loan (see Exhibit 34.4)

34.68       Park Bridge Lender Services LLC, as Operating Advisor of the Centre 425 Bellevue Mortgage Loan (see Exhibit 34.5)

34.69       KeyBank National Association, as Primary Servicer of the One California Plaza Mortgage Loan (see Exhibit 34.1)

34.70       Cohen Financial, a Division of SunTrust Bank, as Special Servicer of the One California Plaza Mortgage Loan

34.71       U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the One California Plaza Mortgage Loan

34.72       Park Bridge Lender Services LLC, as Operating Advisor of the One California Plaza Mortgage Loan (see Exhibit 34.5)

35            Servicer compliance statements.

35.1         KeyBank National Association, as Master Servicer

35.2         CWCapital Asset Management LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         KeyBank National Association, as Primary Servicer of the GNL Portfolio Mortgage Loan (see Exhibit 35.1)

35.5         CWCapital Asset Management LLC, as Special Servicer of the GNL Portfolio Mortgage Loan (see Exhibit 35.2)

35.6         Wells Fargo Bank, National Association, as Certificate Administrator of the GNL Portfolio Mortgage Loan (see Exhibit 35.3)

35.7         KeyBank National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 35.1)

35.8         CWCapital Asset Management LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 35.2)

35.9         Wells Fargo Bank, National Association, as Certificate Administrator of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 35.3)

35.10       KeyBank National Association, as Primary Servicer of the Lehigh Valley Mall Mortgage Loan (see Exhibit 35.1)

35.11       CWCapital Asset Management LLC, as Special Servicer of the Lehigh Valley Mall Mortgage Loan (see Exhibit 35.2)

35.12       Wells Fargo Bank, National Association, as Certificate Administrator of the Lehigh Valley Mall Mortgage Loan (see Exhibit 35.3)

35.13       KeyBank National Association, as Primary Servicer of the 600 Vine Mortgage Loan (see Exhibit 35.1)

35.14       CWCapital Asset Management LLC, as Special Servicer of the 600 Vine Mortgage Loan (see Exhibit 35.2)

35.15       Wells Fargo Bank, National Association, as Certificate Administrator of the 600 Vine Mortgage Loan (see Exhibit 35.3)

35.16       KeyBank National Association, as Primary Servicer of the Garden Multifamily Portfolio Mortgage Loan (see Exhibit 35.1)

35.17       CWCapital Asset Management LLC, as Special Servicer of the Garden Multifamily Portfolio Mortgage Loan (see Exhibit 35.2)

35.18       Wells Fargo Bank, National Association, as Certificate Administrator of the Garden Multifamily Portfolio Mortgage Loan (see Exhibit 35.3)

35.19       KeyBank National Association, as Primary Servicer of the Miracle Mile Mortgage Loan (see Exhibit 35.1)

35.20       CWCapital Asset Management LLC, as Special Servicer of the Miracle Mile Mortgage Loan (see Exhibit 35.2)

35.21       Wells Fargo Bank, National Association, as Certificate Administrator of the Miracle Mile Mortgage Loan (see Exhibit 35.3)

35.22       KeyBank National Association, as Primary Servicer of the Totowa Commerce Center Mortgage Loan (see Exhibit 35.1)

35.23       CWCapital Asset Management LLC, as Special Servicer of the Totowa Commerce Center Mortgage Loan (see Exhibit 35.2)

35.24       Wells Fargo Bank, National Association, as Certificate Administrator of the Totowa Commerce Center Mortgage Loan (see Exhibit 35.3)

35.25       Wells Fargo Bank, National Association, as Primary Servicer of the 333 North Bedford Mortgage Loan

35.26       CWCapital Asset Management LLC, as Special Servicer of the 333 North Bedford Mortgage Loan

35.27       Wells Fargo Bank, National Association, as Certificate Administrator of the 333 North Bedford Mortgage Loan (see Exhibit 35.3)

35.28       KeyBank National Association, as Primary Servicer of the Park Center Phase I Mortgage Loan (see Exhibit 35.1)

35.29       Rialto Capital Advisors, LLC, as Special Servicer of the Park Center Phase I Mortgage Loan

35.30       Wells Fargo Bank, National Association, as Certificate Administrator of the Park Center Phase I Mortgage Loan

35.31       KeyBank National Association, as Primary Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 35.1)

35.32       Rialto Capital Advisors, LLC, as Special Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 35.29)

35.33       Wells Fargo Bank, National Association, as Certificate Administrator of the 300 Montgomery Mortgage Loan (see Exhibit 35.30)

35.34       KeyBank National Association, as Primary Servicer of The Boulders Resort & Spa Mortgage Loan (see Exhibit 35.1)

35.35       Rialto Capital Advisors, LLC, as Special Servicer of The Boulders Resort & Spa Mortgage Loan (see Exhibit 35.29)

35.36       Wells Fargo Bank, National Association, as Certificate Administrator of The Boulders Resort & Spa Mortgage Loan (see Exhibit 35.30)

35.37       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Centre 425 Bellevue Mortgage Loan (Omitted. See Explanatory Notes.)

35.38       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Centre 425 Bellevue Mortgage Loan (Omitted. See Explanatory Notes.)

35.39       Wells Fargo Bank, National Association, as Certificate Administrator of the Centre 425 Bellevue Mortgage Loan (see Exhibit 35.3)

35.40       KeyBank National Association, as Primary Servicer of the One California Plaza Mortgage Loan (see Exhibit 35.1)

35.41       Cohen Financial, a Division of SunTrust Bank, as Special Servicer of the One California Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.42       U.S. Bank National Association, as Certificate Administrator of the One California Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

99.1         Mortgage Loan Purchase Agreement, dated as of November 17, 2017, between Credit Suisse Commercial Mortgage Securities Corp. and Column Financial, Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

99.2         Mortgage Loan Purchase Agreement, dated as of November 17, 2017, between Credit Suisse Commercial Mortgage Securities Corp. and Natixis Real Estate Capital LLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

99.3         Mortgage Loan Purchase Agreement, dated as of November 17, 2017, among Credit Suisse Commercial Mortgage Securities Corp., BSPRT Finance, LLC and Benefit Street Partners Realty Trust, Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

99.4         Mortgage Loan Purchase Agreement, dated as of November 17, 2017, among Credit Suisse Commercial Mortgage Securities Corp., Benefit Street Partners CRE Finance LLC and Benefit Street Partners CRE Conduit Company, L.P. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)    Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Credit Suisse Commercial Mortgage Securities Corp.
(Depositor)

/s/ Charles Y. Lee

Charles Y. Lee, President and Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 22, 2018

Exhibit Index

Exhibit No.

4.1           Pooling and Servicing Agreement, dated as of November 1, 2017, by and among Credit Suisse Commercial Mortgage Securities Corp., as Depositor, KeyBank National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on December 19, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.2           Pooling and Servicing Agreement, dated as of October 1, 2016, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee and Trimont Real Estate Advisors, LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.3           Pooling and Servicing Agreement, dated as of September 1, 2017, by and among Credit Suisse Commercial Mortgage Securities Corp., as Depositor, KeyBank National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.4           Pooling and Servicing Agreement, dated as of November 1, 2017, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, as Cayman Agent and as Trustee and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.5           Trust and Servicing Agreement, dated as of November 6, 2017, by and among Credit Suisse Commercial Mortgage Securities Corp., as Depositor, KeyBank National Association, as Servicer, Cohen Financial, a Division of SunTrust Bank, as Special Servicer, U.S. Bank National Association, as Certificate Administrator, U.S. Bank National Association, as Trustee, U.S. Bank National Association, as Custodian and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.6           Agreement Between Note Holders, dated as of October 27, 2017, by and between Column Financial, Inc. as Initial Note A-1-A Holder, Citi Real Estate Funding Inc., as Initial Note A-1-B Holder, Column Financial, Inc. as Initial Note A-2-A Holder and Citi Real Estate Funding Inc., as Initial Note A-2-B Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.7           Agreement Among Noteholders, dated as of October 3, 2017, by and among Natixis Real Estate Capital LLC as Initial Note A-1 Holder, Initial Note A-2 Holder and Initial Note A-3 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-4 Holder, Initial Note A-5 Holder, Initial Note A-6 Holder, Initial Note A-7 Holder and Initial Note A-8 Holder and Natixis Real Estate Capital LLC, as Initial Note B Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.8           Supplemental Agreement Among Noteholders, dated as of November 30, 2017, by and among Natixis Real Estate Capital LLC, as Initial Note A-1 Holder, Initial Note A-2 Holder and Initial Note A-3 Holder, and Natixis Real Estate Capital LLC, as Initial Note B Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.9           Co-Lender Agreement, dated as of November 20, 2017, by and among JPMorgan Chase Bank, National Association, as Initial Note A-1-A Holder, Column Financial, Inc., as Initial Note A-1-B Holder, Cantor Commercial Real Estate Lending, L.P. as Initial Note A-1-C Holder, JPMorgan Chase Bank, National Association as Initial Note A-2-A Holder, Column Financial, Inc., as Initial Note A-2-B Holder and Cantor Commercial Real Estate Lending, L.P., as Initial Note A-2-C Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.10         Co-Lender Agreement, dated as of November 30, 2017, between Natixis Real Estate Capital LLC, as Note A-1 Holder, and Natixis Real Estate Capital LLC, as Note A-2 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.11         Amended and Restated Co-Lender Agreement, dated as of November 30, 2017, between Benefit Street Partners CRE Finance LLC, as Note A-1 Holder, Wilimington Trust, National Association, as trustee for the benefit of the registered holders of the CSAIL Commercial Mortgage Securities Trust 2017-C8, Commercial Mortgage Pass-Through Certificates, Series 2017 C-8, as Note A-2 Holder, Benefit Street Partners CRE Finance LLC, as Note A-3 Holder, Benefit Street Partners CRE Finance LLC, as Note A-4 Holder, Benefit Street Partners CRE Finance LLC, as Note A-5 Holder, and Benefit Street Partners CRE Finance LLC, as Note A-6 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.12         Co-Lender Agreement, dated as of September 7, 2017, by and among BSPRT Finance, LLC, as Initial Note A-1 Holder, BSPRT Finance, LLC, as Initial Note A-2 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-3 Holder and JPMorgan Chase Bank, National Association, as Initial Note A-4 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.13         Co-Lender Agreement, dated as of November 16, 2017, between Natixis Real Estate Capital LLC, as Note A-1 Holder and Natixis Real Estate Capital LLC, as Note A-2 Holder (filed as Exhibit 4.19 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.14         Co-Lender Agreement, dated as of October 13, 2016, between Natixis Real Estate Capital LLC, as Note A-1 Holder and Natixis Real Estate Capital LLC, as Note A-2 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.15         Agreement Between Note Holders, dated as of September 29, 2017, by and between Column Financial, Inc., as Initial Note A-1 Holder and Column Financial, Inc., as Initial Note A-2 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.16         Co-Lender Agreement, dated as of September 29, 2017, between Natixis Real Estate Capital LLC, as Note A-1 Holder and Natixis Real Estate Capital LLC, as Note A-2 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.17         Agreement Between Note Holders, dated as of September 29, 2017, by and between Column Financial, Inc., as Initial Note A-1 Holder and Column Financial, Inc., as Initial Note A-2 Holder (filed as Exhibit 4.20 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.18         Co-Lender Agreement, dated as of November 16, 2017, by and between Natixis Real Estate Capital LLC, as Initial Note A-1 Holder, Natixis Real Estate Capital LLC, as Initial Note A-2 Holder, Natixis Real Estate Capital LLC, as Initial Note A-3 Holder and Natixis Real Estate Capital LLC, as Initial Note B Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.19         Co-Lender Agreement, dated as of November 6, 2017, by and between Column Financial, Inc., as Initial Note A-1 Holder, Column Financial, Inc., as Initial Note A-2 Holder, and Column Financial, Inc, as Initial Note B Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.20         Co-Lender Agreement, dated as of November 30, 2017, by and between Natixis Real Estate Capital LLC, as Note A-A Holder, Natixis Real Estate Capital LLC, as Note A-B Holder and Natixis Real Estate Capital LLC, as Note B-A Holder (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on January 17, 2018 under Commission File No. 333-207361-07 and incorporated by reference herein).

31           Rule 13a-14(d)/15d-14(d) Certifications.

33           Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1        KeyBank National Association, as Master Servicer

33.2        CWCapital Asset Management LLC as Special Servicer

33.3        Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.4        Wells Fargo Bank, National Association, as Custodian

33.5        Park Bridge Lender Services LLC as Operating Advisor

33.6        KeyBank National Association, as Primary Servicer of the GNL Portfolio Mortgage Loan (see Exhibit 33.1)

33.7        CWCapital Asset Management LLC, as Special Servicer of the GNL Portfolio Mortgage Loan (see Exhibit 33.2)

33.8        Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the GNL Portfolio Mortgage Loan (see Exhibit 33.3)

33.9        Wells Fargo Bank, National Association, as Custodian of the GNL Portfolio Mortgage Loan (see Exhibit 33.4)

33.10      Park Bridge Lender Services LLC, as Operating Advisor of the GNL Portfolio Mortgage Loan (see Exhibit 33.5)

33.11      KeyBank National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.1)

33.12      CWCapital Asset Management LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.2)

33.13      Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.3)

33.14      Wells Fargo Bank, National Association, as Custodian of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.4)

33.15      Park Bridge Lender Services LLC, as Operating Advisor of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.5)

33.16      KeyBank National Association, as Primary Servicer of the Lehigh Valley Mall Mortgage Loan (see Exhibit 33.1)

33.17      CWCapital Asset Management LLC, as Special Servicer of the Lehigh Valley Mall Mortgage Loan (see Exhibit 33.2)

33.18      Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Lehigh Valley Mall Mortgage Loan (see Exhibit 33.3)

33.19      Wells Fargo Bank, National Association, as Custodian of the Lehigh Valley Mall Mortgage Loan (see Exhibit 33.4)

33.20      Park Bridge Lender Services LLC, as Operating Advisor of the Lehigh Valley Mall Mortgage Loan (see Exhibit 33.5)

33.21      KeyBank National Association, as Primary Servicer of the 600 Vine Mortgage Loan (see Exhibit 33.1)

33.22      CWCapital Asset Management LLC, as Special Servicer of the 600 Vine Mortgage Loan (see Exhibit 33.2)

33.23      Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 600 Vine Mortgage Loan (see Exhibit 33.3)

33.24      Wells Fargo Bank, National Association, as Custodian of the 600 Vine Mortgage Loan (see Exhibit 33.4)

33.25      Park Bridge Lender Services LLC, as Operating Advisor of the 600 Vine Mortgage Loan (see Exhibit 33.5)

33.26      KeyBank National Association, as Primary Servicer of the Garden Multifamily Portfolio Mortgage Loan (see Exhibit 33.1)

33.27      CWCapital Asset Management LLC, as Special Servicer of the Garden Multifamily Portfolio Mortgage Loan (see Exhibit 33.2)

33.28      Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Garden Multifamily Portfolio Mortgage Loan (see Exhibit 33.3)

33.29      Wells Fargo Bank, National Association, as Custodian of the Garden Multifamily Portfolio Mortgage Loan (see Exhibit 33.4)

33.30      Park Bridge Lender Services LLC, as Operating Advisor of the Garden Multifamily Portfolio Mortgage Loan (see Exhibit 33.5)

33.31      KeyBank National Association, as Primary Servicer of the Miracle Mile Mortgage Loan (see Exhibit 33.1)

33.32      CWCapital Asset Management LLC, as Special Servicer of the Miracle Mile Mortgage Loan (see Exhibit 33.2)

33.33      Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Miracle Mile Mortgage Loan (see Exhibit 33.3)

33.34      Wells Fargo Bank, National Association, as Custodian of the Miracle Mile Mortgage Loan (see Exhibit 33.4)

33.35      Park Bridge Lender Services LLC, as Operating Advisor of the Miracle Mile Mortgage Loan (see Exhibit 33.5)

33.36      KeyBank National Association, as Primary Servicer of the Totowa Commerce Center Mortgage Loan (see Exhibit 33.1)

33.37      CWCapital Asset Management LLC, as Special Servicer of the Totowa Commerce Center Mortgage Loan (see Exhibit 33.2)

33.38      Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Totowa Commerce Center Mortgage Loan (see Exhibit 33.3)

33.39      Wells Fargo Bank, National Association, as Custodian of the Totowa Commerce Center Mortgage Loan (see Exhibit 33.4)

33.40      Park Bridge Lender Services LLC, as Operating Advisor of the Totowa Commerce Center Mortgage Loan (see Exhibit 33.5)

33.41      Wells Fargo Bank, National Association, as Primary Servicer of the 333 North Bedford Mortgage Loan

33.42      CWCapital Asset Management LLC, as Special Servicer of the 333 North Bedford Mortgage Loan (see Exhibit 33.2)

33.43      Wilmington Trust, National Association, as Trustee of the 333 North Bedford Mortgage Loan (Omitted. See Explanatory Notes.)

33.44      Wells Fargo Bank, National Association, as Certificate Administrator of the 333 North Bedford Mortgage Loan (see Exhibit 33.3)

33.45      Wells Fargo Bank, National Association, as Custodian of the 333 North Bedford Mortgage Loan (see Exhibit 33.4)

33.46      Trimont Real Estate Advisors, LLC, as Operating Advisor of the 333 North Bedford Mortgage Loan (Omitted. See Explanatory Notes.)

33.47      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 333 North Bedford Mortgage Loan

33.48      National Tax Search, LLC, as Servicing Function Participant of the 333 North Bedford Mortgage Loan

33.49      KeyBank National Association, as Primary Servicer of the Park Center Phase I Mortgage Loan (see Exhibit 33.1)

33.50      Rialto Capital Advisors, LLC, as Special Servicer of the Park Center Phase I Mortgage Loan

33.51      Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Park Center Phase I Mortgage Loan (see Exhibit 33.3)

33.52      Wells Fargo Bank, National Association, as Custodian of the Park Center Phase I Mortgage Loan (see Exhibit 33.4)

33.53      Pentalpha Surveillance LLC, as Operating Advisor of the Park Center Phase I Mortgage Loan

33.54      KeyBank National Association, as Primary Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 33.1)

33.55      Rialto Capital Advisors, LLC, as Special Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 33.50)

33.56      Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 300 Montgomery Mortgage Loan (see Exhibit 33.3)

33.57      Wells Fargo Bank, National Association, as Custodian of the 300 Montgomery Mortgage Loan (see Exhibit 33.4)

33.58      Pentalpha Surveillance LLC, as Operating Advisor of the 300 Montgomery Mortgage Loan (see Exhibit 33.53)

33.59      KeyBank National Association, as Primary Servicer of The Boulders Resort & Spa Mortgage Loan (see Exhibit 33.1)

33.60      Rialto Capital Advisors, LLC, as Special Servicer of The Boulders Resort & Spa Mortgage Loan (see Exhibit 33.50)

33.61      Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of The Boulders Resort & Spa Mortgage Loan (see Exhibit 33.3)

33.62      Wells Fargo Bank, National Association, as Custodian of The Boulders Resort & Spa Mortgage Loan (see Exhibit 33.4)

33.63      Pentalpha Surveillance LLC, as Operating Advisor of The Boulders Resort & Spa Mortgage Loan (see Exhibit 33.53)

33.64      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Centre 425 Bellevue Mortgage Loan

33.65      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Centre 425 Bellevue Mortgage Loan (see Exhibit 33.64)

33.66      Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Centre 425 Bellevue Mortgage Loan (see Exhibit 33.3)

33.67      Wells Fargo Bank, National Association, as Custodian of the Centre 425 Bellevue Mortgage Loan (see Exhibit 33.4)

33.68      Park Bridge Lender Services LLC, as Operating Advisor of the Centre 425 Bellevue Mortgage Loan (see Exhibit 33.5)

33.69      KeyBank National Association, as Primary Servicer of the One California Plaza Mortgage Loan (see Exhibit 33.1)

33.70      Cohen Financial, a Division of SunTrust Bank, as Special Servicer of the One California Plaza Mortgage Loan

33.71      U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the One California Plaza Mortgage Loan

33.72      Park Bridge Lender Services LLC, as Operating Advisor of the One California Plaza Mortgage Loan (see Exhibit 33.5)

34           Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1        KeyBank National Association, as Master Servicer

34.2        CWCapital Asset Management LLC as Special Servicer

34.3        Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.4        Wells Fargo Bank, National Association, as Custodian

34.5        Park Bridge Lender Services LLC as Operating Advisor

34.6        KeyBank National Association, as Primary Servicer of the GNL Portfolio Mortgage Loan (see Exhibit 34.1)

34.7        CWCapital Asset Management LLC, as Special Servicer of the GNL Portfolio Mortgage Loan (see Exhibit 34.2)

34.8        Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the GNL Portfolio Mortgage Loan (see Exhibit 34.3)

34.9        Wells Fargo Bank, National Association, as Custodian of the GNL Portfolio Mortgage Loan (see Exhibit 34.4)

34.10      Park Bridge Lender Services LLC, as Operating Advisor of the GNL Portfolio Mortgage Loan (see Exhibit 34.5)

34.11      KeyBank National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.1)

34.12      CWCapital Asset Management LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.2)

34.13      Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.3)

34.14      Wells Fargo Bank, National Association, as Custodian of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.4)

34.15      Park Bridge Lender Services LLC, as Operating Advisor of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.5)

34.16      KeyBank National Association, as Primary Servicer of the Lehigh Valley Mall Mortgage Loan (see Exhibit 34.1)

34.17      CWCapital Asset Management LLC, as Special Servicer of the Lehigh Valley Mall Mortgage Loan (see Exhibit 34.2)

34.18      Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Lehigh Valley Mall Mortgage Loan (see Exhibit 34.3)

34.19      Wells Fargo Bank, National Association, as Custodian of the Lehigh Valley Mall Mortgage Loan (see Exhibit 34.4)

34.20      Park Bridge Lender Services LLC, as Operating Advisor of the Lehigh Valley Mall Mortgage Loan (see Exhibit 34.5)

34.21      KeyBank National Association, as Primary Servicer of the 600 Vine Mortgage Loan (see Exhibit 34.1)

34.22      CWCapital Asset Management LLC, as Special Servicer of the 600 Vine Mortgage Loan (see Exhibit 34.2)

34.23      Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 600 Vine Mortgage Loan (see Exhibit 34.3)

34.24      Wells Fargo Bank, National Association, as Custodian of the 600 Vine Mortgage Loan (see Exhibit 34.4)

34.25      Park Bridge Lender Services LLC, as Operating Advisor of the 600 Vine Mortgage Loan (see Exhibit 34.5)

34.26      KeyBank National Association, as Primary Servicer of the Garden Multifamily Portfolio Mortgage Loan (see Exhibit 34.1)

34.27      CWCapital Asset Management LLC, as Special Servicer of the Garden Multifamily Portfolio Mortgage Loan (see Exhibit 34.2)

34.28      Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Garden Multifamily Portfolio Mortgage Loan (see Exhibit 34.3)

34.29      Wells Fargo Bank, National Association, as Custodian of the Garden Multifamily Portfolio Mortgage Loan (see Exhibit 34.4)

34.30      Park Bridge Lender Services LLC, as Operating Advisor of the Garden Multifamily Portfolio Mortgage Loan (see Exhibit 34.5)

34.31      KeyBank National Association, as Primary Servicer of the Miracle Mile Mortgage Loan (see Exhibit 34.1)

34.32      CWCapital Asset Management LLC, as Special Servicer of the Miracle Mile Mortgage Loan (see Exhibit 34.2)

34.33      Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Miracle Mile Mortgage Loan (see Exhibit 34.3)

34.34      Wells Fargo Bank, National Association, as Custodian of the Miracle Mile Mortgage Loan (see Exhibit 34.4)

34.35      Park Bridge Lender Services LLC, as Operating Advisor of the Miracle Mile Mortgage Loan (see Exhibit 34.5)

34.36      KeyBank National Association, as Primary Servicer of the Totowa Commerce Center Mortgage Loan (see Exhibit 34.1)

34.37      CWCapital Asset Management LLC, as Special Servicer of the Totowa Commerce Center Mortgage Loan (see Exhibit 34.2)

34.38      Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Totowa Commerce Center Mortgage Loan (see Exhibit 34.3)

34.39      Wells Fargo Bank, National Association, as Custodian of the Totowa Commerce Center Mortgage Loan (see Exhibit 34.4)

34.40      Park Bridge Lender Services LLC, as Operating Advisor of the Totowa Commerce Center Mortgage Loan (see Exhibit 34.5)

34.41      Wells Fargo Bank, National Association, as Primary Servicer of the 333 North Bedford Mortgage Loan

34.42      CWCapital Asset Management LLC, as Special Servicer of the 333 North Bedford Mortgage Loan (see Exhibit 34.2)

34.43      Wilmington Trust, National Association, as Trustee of the 333 North Bedford Mortgage Loan (Omitted. See Explanatory Notes.)

34.44      Wells Fargo Bank, National Association, as Certificate Administrator of the 333 North Bedford Mortgage Loan (see Exhibit 34.3)

34.45      Wells Fargo Bank, National Association, as Custodian of the 333 North Bedford Mortgage Loan (see Exhibit 34.4)

34.46      Trimont Real Estate Advisors, LLC, as Operating Advisor of the 333 North Bedford Mortgage Loan (Omitted. See Explanatory Notes.)

34.47      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 333 North Bedford Mortgage Loan

34.48      National Tax Search, LLC, as Servicing Function Participant of the 333 North Bedford Mortgage Loan

34.49      KeyBank National Association, as Primary Servicer of the Park Center Phase I Mortgage Loan (see Exhibit 34.1)

34.50      Rialto Capital Advisors, LLC, as Special Servicer of the Park Center Phase I Mortgage Loan

34.51      Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Park Center Phase I Mortgage Loan (see Exhibit 34.3)

34.52      Wells Fargo Bank, National Association, as Custodian of the Park Center Phase I Mortgage Loan (see Exhibit 34.4)

34.53      Pentalpha Surveillance LLC, as Operating Advisor of the Park Center Phase I Mortgage Loan

34.54      KeyBank National Association, as Primary Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 34.1)

34.55      Rialto Capital Advisors, LLC, as Special Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 34.50)

34.56      Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 300 Montgomery Mortgage Loan (see Exhibit 34.3)

34.57      Wells Fargo Bank, National Association, as Custodian of the 300 Montgomery Mortgage Loan (see Exhibit 34.4)

34.58      Pentalpha Surveillance LLC, as Operating Advisor of the 300 Montgomery Mortgage Loan (see Exhibit 34.53)

34.59      KeyBank National Association, as Primary Servicer of The Boulders Resort & Spa Mortgage Loan (see Exhibit 34.1)

34.60      Rialto Capital Advisors, LLC, as Special Servicer of The Boulders Resort & Spa Mortgage Loan (see Exhibit 34.50)

34.61      Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of The Boulders Resort & Spa Mortgage Loan (see Exhibit 34.3)

34.62      Wells Fargo Bank, National Association, as Custodian of The Boulders Resort & Spa Mortgage Loan (see Exhibit 34.4)

34.63      Pentalpha Surveillance LLC, as Operating Advisor of The Boulders Resort & Spa Mortgage Loan (see Exhibit 34.53)

34.64      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Centre 425 Bellevue Mortgage Loan

34.65      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Centre 425 Bellevue Mortgage Loan (see Exhibit 34.64)

34.66      Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Centre 425 Bellevue Mortgage Loan (see Exhibit 34.3)

34.67      Wells Fargo Bank, National Association, as Custodian of the Centre 425 Bellevue Mortgage Loan (see Exhibit 34.4)

34.68      Park Bridge Lender Services LLC, as Operating Advisor of the Centre 425 Bellevue Mortgage Loan (see Exhibit 34.5)

34.69      KeyBank National Association, as Primary Servicer of the One California Plaza Mortgage Loan (see Exhibit 34.1)

34.70      Cohen Financial, a Division of SunTrust Bank, as Special Servicer of the One California Plaza Mortgage Loan

34.71      U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the One California Plaza Mortgage Loan

34.72      Park Bridge Lender Services LLC, as Operating Advisor of the One California Plaza Mortgage Loan (see Exhibit 34.5)

35           Servicer compliance statements.

35.1        KeyBank National Association, as Master Servicer

35.2        CWCapital Asset Management LLC as Special Servicer

35.3        Wells Fargo Bank, National Association, as Certificate Administrator

35.4        KeyBank National Association, as Primary Servicer of the GNL Portfolio Mortgage Loan (see Exhibit 35.1)

35.5        CWCapital Asset Management LLC, as Special Servicer of the GNL Portfolio Mortgage Loan (see Exhibit 35.2)

35.6        Wells Fargo Bank, National Association, as Certificate Administrator of the GNL Portfolio Mortgage Loan (see Exhibit 35.3)

35.7        KeyBank National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 35.1)

35.8        CWCapital Asset Management LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 35.2)

35.9        Wells Fargo Bank, National Association, as Certificate Administrator of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 35.3)

35.10      KeyBank National Association, as Primary Servicer of the Lehigh Valley Mall Mortgage Loan (see Exhibit 35.1)

35.11      CWCapital Asset Management LLC, as Special Servicer of the Lehigh Valley Mall Mortgage Loan (see Exhibit 35.2)

35.12      Wells Fargo Bank, National Association, as Certificate Administrator of the Lehigh Valley Mall Mortgage Loan (see Exhibit 35.3)

35.13      KeyBank National Association, as Primary Servicer of the 600 Vine Mortgage Loan (see Exhibit 35.1)

35.14      CWCapital Asset Management LLC, as Special Servicer of the 600 Vine Mortgage Loan (see Exhibit 35.2)

35.15      Wells Fargo Bank, National Association, as Certificate Administrator of the 600 Vine Mortgage Loan (see Exhibit 35.3)

35.16      KeyBank National Association, as Primary Servicer of the Garden Multifamily Portfolio Mortgage Loan (see Exhibit 35.1)

35.17      CWCapital Asset Management LLC, as Special Servicer of the Garden Multifamily Portfolio Mortgage Loan (see Exhibit 35.2)

35.18      Wells Fargo Bank, National Association, as Certificate Administrator of the Garden Multifamily Portfolio Mortgage Loan (see Exhibit 35.3)

35.19      KeyBank National Association, as Primary Servicer of the Miracle Mile Mortgage Loan (see Exhibit 35.1)

35.20      CWCapital Asset Management LLC, as Special Servicer of the Miracle Mile Mortgage Loan (see Exhibit 35.2)

35.21      Wells Fargo Bank, National Association, as Certificate Administrator of the Miracle Mile Mortgage Loan (see Exhibit 35.3)

35.22      KeyBank National Association, as Primary Servicer of the Totowa Commerce Center Mortgage Loan (see Exhibit 35.1)

35.23      CWCapital Asset Management LLC, as Special Servicer of the Totowa Commerce Center Mortgage Loan (see Exhibit 35.2)

35.24      Wells Fargo Bank, National Association, as Certificate Administrator of the Totowa Commerce Center Mortgage Loan (see Exhibit 35.3)

35.25      Wells Fargo Bank, National Association, as Primary Servicer of the 333 North Bedford Mortgage Loan

35.26      CWCapital Asset Management LLC, as Special Servicer of the 333 North Bedford Mortgage Loan

35.27      Wells Fargo Bank, National Association, as Certificate Administrator of the 333 North Bedford Mortgage Loan (see Exhibit 35.3)

35.28      KeyBank National Association, as Primary Servicer of the Park Center Phase I Mortgage Loan (see Exhibit 35.1)

35.29      Rialto Capital Advisors, LLC, as Special Servicer of the Park Center Phase I Mortgage Loan

35.30      Wells Fargo Bank, National Association, as Certificate Administrator of the Park Center Phase I Mortgage Loan

35.31      KeyBank National Association, as Primary Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 35.1)

35.32      Rialto Capital Advisors, LLC, as Special Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 35.29)

35.33      Wells Fargo Bank, National Association, as Certificate Administrator of the 300 Montgomery Mortgage Loan (see Exhibit 35.30)

35.34      KeyBank National Association, as Primary Servicer of The Boulders Resort & Spa Mortgage Loan (see Exhibit 35.1)

35.35      Rialto Capital Advisors, LLC, as Special Servicer of The Boulders Resort & Spa Mortgage Loan (see Exhibit 35.29)

35.36      Wells Fargo Bank, National Association, as Certificate Administrator of The Boulders Resort & Spa Mortgage Loan (see Exhibit 35.30)

35.37      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Centre 425 Bellevue Mortgage Loan (Omitted. See Explanatory Notes.)

35.38      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Centre 425 Bellevue Mortgage Loan (Omitted. See Explanatory Notes.)

35.39      Wells Fargo Bank, National Association, as Certificate Administrator of the Centre 425 Bellevue Mortgage Loan (see Exhibit 35.3)

35.40      KeyBank National Association, as Primary Servicer of the One California Plaza Mortgage Loan (see Exhibit 35.1)

35.41      Cohen Financial, a Division of SunTrust Bank, as Special Servicer of the One California Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.42      U.S. Bank National Association, as Certificate Administrator of the One California Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

99.1         Mortgage Loan Purchase Agreement, dated as of November 17, 2017, between Credit Suisse Commercial Mortgage Securities Corp. and Column Financial, Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

99.2         Mortgage Loan Purchase Agreement, dated as of November 17, 2017, between Credit Suisse Commercial Mortgage Securities Corp. and Natixis Real Estate Capital LLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

99.3         Mortgage Loan Purchase Agreement, dated as of November 17, 2017, among Credit Suisse Commercial Mortgage Securities Corp., BSPRT Finance, LLC and Benefit Street Partners Realty Trust, Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

99.4         Mortgage Loan Purchase Agreement, dated as of November 17, 2017, among Credit Suisse Commercial Mortgage Securities Corp., Benefit Street Partners CRE Finance LLC and Benefit Street Partners CRE Conduit Company, L.P. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).