Form 10-K
period 2018-12-31
CSAIL 2017-CX10 Commercial Mortgage Trust
filed 2019-03-22
CIK 1720474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Not applicable.

EXPLANATORY NOTES

The GNL Portfolio Mortgage Loan, the Yorkshire & Lexington Towers Mortgage Loan, the 600 Vine Mortgage Loan, the Garden Multifamily Portfolio Mortgage Loan, the Miracle Mile Mortgage Loan and the Totowa Commerce Center Mortgage Loan, which constituted approximately 8.5%, 7.0%, 4.2%, 3.4%, 3.3% and 3.1%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the GNL Portfolio Mortgage Loan which is an asset of the issuing entity and three other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Yorkshire & Lexington Towers Mortgage Loan which is an asset of the issuing entity and seven other pari passu loans, which are not assets of the issuing entity, (c) with respect to the 600 Vine Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (d) with respect to the Garden Multifamily Portfolio Mortgage Loan which is an asset of the issuing entity and three other pari passu loans, which are not assets of the issuing entity, (e) with respect to the Miracle Mile Mortgage Loan which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity and (f) with respect to the Totowa Commerce Center Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the GNL Portfolio Mortgage Loan, the Yorkshire & Lexington Towers Mortgage Loan, the 600 Vine Mortgage Loan, the Garden Multifamily Portfolio Mortgage Loan, the Miracle Mile Mortgage Loan and the Totowa Commerce Center Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. KeyBank National Association is the master servicer under the Pooling and Servicing Agreement. The responsibilities of KeyBank National Association, as primary servicer of each of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement. Thus, the servicer compliance statement provided by KeyBank National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Park Center Phase I Mortgage Loan, the 300 Montgomery Mortgage Loan and The Boulders Resort & Spa Mortgage Loan, which constituted approximately 9.1%, 3.5% and 2.7%, respectively, of the asset pool of the issuing entity as of its cut-off date. The Park Center Phase I Mortgage Loan, the 300 Montgomery Mortgage Loan and The Boulders Resort & Spa Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Park Center Phase I Mortgage Loan, which is an asset of the issuing entity, and one other pari passu loan, which is not an asset of the issuing entity, (b) with respect to the 300 Montgomery Mortgage Loan, which is an asset of the issuing entity, and one other pari passu loan, which is not an asset of the issuing entity, and (c) with respect to The Boulders Resort & Spa Mortgage Loan, which is an asset of the issuing entity, and one other pari passu loan, which is not an asset of the issuing entity. The pari passu portion of each loan combination was securitized in the CSAIL 2017-CX9 Commercial Mortgage Trust transaction, Commission File Number 333-207361-06 (the “CSAIL 2017-CX9 Transaction”). These loan combinations, including the Park Center Phase I Mortgage Loan, the 300 Montgomery Mortgage Loan and The Boulders Resort & Spa Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the CSAIL 2017-CX9 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K. KeyBank National Association is the master servicer under the pooling and servicing agreement for the CSAIL 2017-CX9 Transaction. The responsibilities of KeyBank National Association, as primary servicer of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CSAIL 2017-CX9 Transaction. Thus, the servicer compliance statement provided by KeyBank National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the One California Plaza Mortgage Loan, which constituted approximately 5.8% of the asset pool of the issuing entity as of its cut-off date. The One California Plaza Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the One California Plaza Mortgage Loan and one other pari passu loan and one subordinate companion loan, which are not assets of the issuing entity. The pari passu portion of this loan combination was securitized in the CSMC Trust 2017-CALI transaction (the “CSMC Trust 2017-CALI Transaction”). This loan combination, including the One California Plaza Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the CSMC Trust 2017-CALI Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K. KeyBank National Association is the servicer under the trust and servicing agreement for the CSMC Trust 2017-CALI Transaction. The responsibilities of KeyBank National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as servicer under the trust and servicing agreement for the CSMC Trust 2017-CALI Transaction. Thus, the servicer compliance statement provided by KeyBank National Association, as servicer under such trust and servicing agreement, encompasses its roles as both servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Lehigh Valley Mall Mortgage Loan, which constituted approximately 5.8% of the asset pool of the issuing entity as of its cut-off date.  The Lehigh Valley Mall Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Lehigh Valley Mall Mortgage Loan and five other pari passu loans, which are not assets of the issuing entity.  This loan combination, including the Lehigh Valley Mall Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Lehigh Valley Mall loan combination in the Benchmark 2018-B1 Mortgage Trust transaction, Commission File Number 333-206705-12 (the “Benchmark 2018-B1 Transaction”).  After the closing of the Benchmark 2018-B1 Transaction on January 31, 2018, this loan combination, including the Lehigh Valley Mall Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the Benchmark 2018-B1 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the Benchmark 2018-B1 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the Benchmark 2018-B1 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Centre 425 Bellevue Mortgage Loan, which constituted approximately 5.1% of the asset pool of the issuing entity as of its cut-off date. The Centre 425 Bellevue Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Centre 425 Bellevue Mortgage Loan and two other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. This loan combination, including the Centre 425 Bellevue Mortgage Loan, was serviced under the pooling and servicing agreement for the UBS Commercial Mortgage Trust 2017-C5 transaction, prior to the closing of the securitization of a pari passu portion of the Centre 425 Bellevue Mortgage Loan in the NCMS 2018-ALXA Mortgage Trust transaction (the “NCMS 2018-ALXA Transaction”). After the closing of the NCMS 2018-ALXA Transaction on February 23, 2018, this loan combination, including the Centre 425 Bellevue Mortgage Loan was, and will continue to be, serviced and administered pursuant to the trust and servicing agreement with respect to the NCMS 2018-ALXA Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the servicer under the trust and servicing agreement for the NCMS 2018-ALXA Transaction. The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as servicer under the trust and servicing agreement for the NCMS 2018-ALXA Transaction. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as servicer under such trust and servicing agreement, encompasses its roles as both servicer and primary servicer with respect to this loan combination.

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the Park Center Phase I Mortgage Loan, the 300 Montgomery Mortgage Loan and The Boulders Resort & Spa Mortgage Loan and the primary servicer and certificate administrator of the 333 North Bedford Mortgage Loan, the Lehigh Valley Mall Mortgage Loan and the Centre 425 Bellevue Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the trustee and custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Park Center Phase I Mortgage Loan, the 300 Montgomery Mortgage Loan and The Boulders Resort & Spa Mortgage Loan and the custodian of the 333 North Bedford Mortgage Loan, the Lehigh Valley Mortgage Loan and the Centre 425 Bellevue Mortgage Loan. As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the One California Plaza Mortgage Loan and the Lehigh Valley Mall Mortgage Loan. As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

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

Midland Loan Services, a Division of PNC Bank, National Association is the special servicer of the Lehigh Valley Mall Mortgage Loan.  This mortgage loan constitutes more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Midland Loan Services, a Division of PNC Bank, National Association and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Midland Loan Services, a Division of PNC Bank, National Association is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Midland Loan Services, a Division of PNC Bank, National Association because Midland Loan Services, a Division of PNC Bank, National Association is an unaffiliated servicer servicing less than 10% of pool assets.

Wilmington Trust, National Association acts as trustee of the 333 North Bedford Mortgage Loan, the Lehigh Valley Mall Mortgage Loan and the Centre 425 Bellevue Mortgage Loan. Pursuant to the pooling and servicing agreement for the WFCM 2016-NXS6 Transaction, the pooling and servicing agreement for the Benchmark 2018-B1 Transaction and the trust and servicing agreement for the NCMS 2018-ALXA Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB. The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction. As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the 333 North Bedford Mortgage Loan, the Lehigh Valley Mall Mortgage Loan and the Centre 425 Bellevue Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

U.S. Bank National Association acts as trustee of the One California Plaza Mortgage Loan. Pursuant to the pooling and servicing agreement for the CSMC Trust 2017-CALI Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB. The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction. As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the One California Plaza Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the primary servicer under the 333 North Bedford Mortgage Loan, the Lehigh Valley Mall Mortgage Loan and the Centre 425 Bellevue Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB. Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combinations that includes the 333 North Bedford Mortgage Loan, the Lehigh Valley Mall Mortgage Loan, the Centre 425 Bellevue Mortgage Loan and the One California Plaza Mortgage Loan (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Trimont Real Estate Advisors, LLC as operating advisor of the 333 North Bedford Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Cohen Financial, a Division of SunTrust Bank as special servicer of the One California Plaza Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the Lehigh Valley Mall Mortgage Loan, AEGON USA Realty Advisors, LLC, as special servicer of the Centre 425 Bellevue Mortgage Loan and U.S. Bank National Association as certificate administrator of the One California Plaza Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian and U.S. Bank National Association, as trustee, certificate administrator and custodian:

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee’s alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue.  The settlement agreement is subject to court approval.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs’ claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities (“RMBS”) trusts.  The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo.  The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee’s purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality.  The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above.  Previously, U.S. Bank disclosed that the most substantial case was:  BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S. Bank National Association, No. 14-cv-9401 (S.D.N.Y.) (collectively, the “BlackRock cases”). U.S. Bank has entered into a settlement agreement that will resolve the BlackRock cases following approval of the dismissals by the applicable court.  Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in. good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the One California Plaza Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the CSMC Trust 2017-CALI Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the CSMC Trust 2017-CALI Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CSMC Trust 2017-CALI Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Leigh Valley Mall Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2018-B1 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the Benchmark 2018-B1 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2018-B1 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Centre 425 Bellevue Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the NCMS 2018-ALXA Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit K to the trust and servicing agreement for the NCMS 2018-ALXA Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the NCMS 2018-ALXA Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by CWCapital Asset Management LLC (“CWCAM”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance:

1122(d)(2)(vii): “Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations: (A) are mathematically accurate; (B) are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) are reviewed and approved by someone other than the person who prepared the reconciling items; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.”

The instance of material noncompliance, for the reporting period included a failure to complete the required bank reconciliations within 30 calendar days after the bank statement cutoff date.  In five of the twelve months related to the reporting period, the required reconciliations were not completed within the 30 calendar days requirement as follows:

February 2018: bank reconciliations were prepared on June 22, 2018

March 2018: bank reconciliations were prepared on May 1, 2018

September 2018: bank reconciliations were prepared on November 6, 2018

November 2018: bank reconciliations were prepared on February 19, 2019

December 2018: bank reconciliations were prepared on February 6, 2019

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

In response to the lack of adherence to company policy and procedures, CWCAM’s Compliance Committee reviewed the reasons for noncompliance and added two additional procedures to supplement its existing procedures:

1) the accounting department has added the completion of bank account reconciliations within 30 calendar days to its monthly closing checklist, which is reviewed and signed off by a CWCAM officer; and

2) the Chief Financial Officer has set up a monthly electronic reminder requiring that the completed bank reconciliations be forwarded to the CFO for an additional layer of review.

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations.

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

4.4           Trust and Servicing Agreement, dated as of November 6, 2017, by and among Credit Suisse Commercial Mortgage Securities Corp., as Depositor, KeyBank National Association, as Servicer, Cohen Financial, a Division of SunTrust Bank, as Special Servicer, U.S. Bank National Association, as Certificate Administrator, U.S. Bank National Association, as Trustee, U.S. Bank National Association, as Custodian and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.5           Pooling and Servicing Agreement, dated as of January 1, 2018, between Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to registrant’s Current Report on Form 8-K/A filed on March 2, 2018 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.6           Trust and Servicing Agreement, dated as of February 23, 2018, by and among Natixis Commercial Mortgage Securities LLC, as Depositor, Wells Fargo Bank, National Association, as Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to registrant’s Current Report on Form 8-K filed on March 1, 2018 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.7           Agreement Between Note Holders, dated as of October 27, 2017, by and between Column Financial, Inc., as Initial Note A-1-A Holder, Citi Real Estate Funding Inc., as Initial Note A-1-B Holder, Column Financial, Inc., as Initial Note A-2-A Holder and Citi Real Estate Funding Inc., as Initial Note A-2-B Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.8           Agreement Among Noteholders, dated as of October 3, 2017, by and among Natixis Real Estate Capital LLC, as Initial Note A-1 Holder, Initial Note A-2 Holder and Initial Note A-3 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-4 Holder, Initial Note A-5 Holder, Initial Note A-6 Holder, Initial Note A-7 Holder and Initial Note A-8 Holder and Natixis Real Estate Capital LLC, as Initial Note B Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.9           Supplemental Agreement Among Noteholders, dated as of November 30, 2017, by and among Natixis Real Estate Capital LLC, as Initial Note A-1 Holder, Initial Note A-2 Holder and Initial Note A-3 Holder, and Natixis Real Estate Capital LLC, as Initial Note B Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.10         Co-Lender Agreement, dated as of November 20, 2017, by and among JPMorgan Chase Bank, National Association, as Initial Note A-1-A Holder, Column Financial, Inc., as Initial Note A-1-B Holder, Cantor Commercial Real Estate Lending, L.P., as Initial Note A-1-C Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2-A Holder, Column Financial, Inc., as Initial Note A-2-B Holder and Cantor Commercial Real Estate Lending, L.P., as Initial Note A-2-C Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of November 30, 2017, between Natixis Real Estate Capital LLC, as Note A-1 Holder, and Natixis Real Estate Capital LLC, as Note A-2 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.12         Amended and Restated Co-Lender Agreement, dated as of November 30, 2017, between Benefit Street Partners CRE Finance LLC, as Note A-1 Holder, Wilmington Trust, National Association, as trustee for the benefit of the registered holders of the CSAIL Commercial Mortgage Securities Trust 2017-C8, Commercial Mortgage Pass-Through Certificates, Series 2017-C8, as Note A-2 Holder, Benefit Street Partners CRE Finance LLC, as Note A-3 Holder, Benefit Street Partners CRE Finance LLC, as Note A-4 Holder, Benefit Street Partners CRE Finance LLC, as Note A-5 Holder, and Benefit Street Partners CRE Finance LLC, as Note A-6 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.13         Co-Lender Agreement, dated as of September 7, 2017, by and among BSPRT Finance, LLC, as Initial Note A-1 Holder, BSPRT Finance, LLC, as Initial Note A-2 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-3 Holder and JPMorgan Chase Bank, National Association, as Initial Note A-4 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.14         Co-Lender Agreement, dated as of November 16, 2017, between Natixis Real Estate Capital LLC, as Note A-1 Holder and Natixis Real Estate Capital LLC, as Note A-2 Holder (filed as Exhibit 4.19 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.15         Co-Lender Agreement, dated as of October 13, 2016, between Natixis Real Estate Capital LLC, as Note A-1 Holder and Natixis Real Estate Capital LLC, as Note A-2 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.16         Agreement Between Note Holders, dated as of September 29, 2017, by and between Column Financial, Inc., as Initial Note A-1 Holder and Column Financial, Inc., as Initial Note A-2 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.17         Co-Lender Agreement, dated as of September 29, 2017, between Natixis Real Estate Capital LLC, as Note A-1 Holder and Natixis Real Estate Capital LLC, as Note A-2 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.18         Agreement Between Note Holders, dated as of September 29, 2017, by and between Column Financial, Inc., as Initial Note A-1 Holder and Column Financial, Inc., as Initial Note A-2 Holder (filed as Exhibit 4.20 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.19         Co-Lender Agreement, dated as of November 16, 2017, by and between Natixis Real Estate Capital LLC, as Initial Note A-1 Holder, Natixis Real Estate Capital LLC, as Initial Note A-2 Holder, Natixis Real Estate Capital LLC, as Initial Note A-3 Holder and Natixis Real Estate Capital LLC, as Initial Note B Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.20         Co-Lender Agreement, dated as of November 6, 2017, by and between Column Financial, Inc., as Initial Note A-1 Holder, Column Financial, Inc., as Initial Note A-2 Holder, and Column Financial, Inc., as Initial Note B Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207361-07 and incorporated by reference herein).

4.21         Co-Lender Agreement, dated as of November 30, 2017, by and between Natixis Real Estate Capital LLC, as Note A-A Holder, Natixis Real Estate Capital LLC, as Note A-B Holder, Natixis Real Estate Capital LLC, as Note B-A Holder and Natixis Real Estate Capital LLC, as Note B-B Holder (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on January 17, 2018 under Commission File No. 333-207361-07 and incorporated by reference herein).

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

33.14       Wells Fargo Bank, National Association, as Custodian of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.4)

33.15       Park Bridge Lender Services LLC, as Operating Advisor of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.5)

33.16       KeyBank National Association, as Primary Servicer of the 600 Vine Mortgage Loan (see Exhibit 33.1)

33.17       CWCapital Asset Management LLC, as Special Servicer of the 600 Vine Mortgage Loan (see Exhibit 33.2)

33.18       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 600 Vine Mortgage Loan (see Exhibit 33.3)

33.19       Wells Fargo Bank, National Association, as Custodian of the 600 Vine Mortgage Loan (see Exhibit 33.4)

33.20       Park Bridge Lender Services LLC, as Operating Advisor of the 600 Vine Mortgage Loan (see Exhibit 33.5)

33.21       KeyBank National Association, as Primary Servicer of the Garden Multifamily Portfolio Mortgage Loan (see Exhibit 33.1)

33.22       CWCapital Asset Management LLC, as Special Servicer of the Garden Multifamily Portfolio Mortgage Loan (see Exhibit 33.2)

33.23       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Garden Multifamily Portfolio Mortgage Loan (see Exhibit 33.3)

33.24       Wells Fargo Bank, National Association, as Custodian of the Garden Multifamily Portfolio Mortgage Loan (see Exhibit 33.4)

33.25       Park Bridge Lender Services LLC, as Operating Advisor of the Garden Multifamily Portfolio Mortgage Loan (see Exhibit 33.5)

33.26       KeyBank National Association, as Primary Servicer of the Miracle Mile Mortgage Loan (see Exhibit 33.1)

33.27       CWCapital Asset Management LLC, as Special Servicer of the Miracle Mile Mortgage Loan (see Exhibit 33.2)

33.28       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Miracle Mile Mortgage Loan (see Exhibit 33.3)

33.29       Wells Fargo Bank, National Association, as Custodian of the Miracle Mile Mortgage Loan (see Exhibit 33.4)

33.30       Park Bridge Lender Services LLC, as Operating Advisor of the Miracle Mile Mortgage Loan (see Exhibit 33.5)

33.31       KeyBank National Association, as Primary Servicer of the Totowa Commerce Center Mortgage Loan (see Exhibit 33.1)

33.32       CWCapital Asset Management LLC, as Special Servicer of the Totowa Commerce Center Mortgage Loan (see Exhibit 33.2)

33.33       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Totowa Commerce Center Mortgage Loan (see Exhibit 33.3)

33.34       Wells Fargo Bank, National Association, as Custodian of the Totowa Commerce Center Mortgage Loan (see Exhibit 33.4)

33.35       Park Bridge Lender Services LLC, as Operating Advisor of the Totowa Commerce Center Mortgage Loan (see Exhibit 33.5)

33.36       Wells Fargo Bank, National Association, as Primary Servicer of the 333 North Bedford Mortgage Loan

33.37       CWCapital Asset Management LLC, as Special Servicer of the 333 North Bedford Mortgage Loan (see Exhibit 33.2)

33.38       Wilmington Trust, National Association, as Trustee of the 333 North Bedford Mortgage Loan (Omitted. See Explanatory Notes.)

33.39       Wells Fargo Bank, National Association, as Certificate Administrator of the 333 North Bedford Mortgage Loan (see Exhibit 33.3)

33.40       Wells Fargo Bank, National Association, as Custodian of the 333 North Bedford Mortgage Loan (see Exhibit 33.4)

33.41       Trimont Real Estate Advisors, LLC, as Operating Advisor of the 333 North Bedford Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 333 North Bedford Mortgage Loan

33.43       National Tax Search, LLC, as Servicing Function Participant of the 333 North Bedford Mortgage Loan

33.44       KeyBank National Association, as Primary Servicer of the Park Center Phase I Mortgage Loan (see Exhibit 33.1)

33.45       Rialto Capital Advisors, LLC, as Special Servicer of the Park Center Phase I Mortgage Loan

33.46       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Park Center Phase I Mortgage Loan (see Exhibit 33.3)

33.47       Wells Fargo Bank, National Association, as Custodian of the Park Center Phase I Mortgage Loan (see Exhibit 33.4)

33.48       Pentalpha Surveillance LLC, as Operating Advisor of the Park Center Phase I Mortgage Loan

33.49       KeyBank National Association, as Primary Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 33.1)

33.50       Rialto Capital Advisors, LLC, as Special Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 33.45)

33.51       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 300 Montgomery Mortgage Loan (see Exhibit 33.3)

33.52       Wells Fargo Bank, National Association, as Custodian of the 300 Montgomery Mortgage Loan (see Exhibit 33.4)

33.53       Pentalpha Surveillance LLC, as Operating Advisor of the 300 Montgomery Mortgage Loan (see Exhibit 33.48)

33.54       KeyBank National Association, as Primary Servicer of The Boulders Resort & Spa Mortgage Loan (see Exhibit 33.1)

33.55       Rialto Capital Advisors, LLC, as Special Servicer of The Boulders Resort & Spa Mortgage Loan (see Exhibit 33.45)

33.56       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of The Boulders Resort & Spa Mortgage Loan (see Exhibit 33.3)

33.57       Wells Fargo Bank, National Association, as Custodian of The Boulders Resort & Spa Mortgage Loan (see Exhibit 33.4)

33.58       Pentalpha Surveillance LLC, as Operating Advisor of The Boulders Resort & Spa Mortgage Loan (see Exhibit 33.48)

33.59       KeyBank National Association, as Primary Servicer of the One California Plaza Mortgage Loan (see Exhibit 33.1)

33.60       Cohen Financial, a Division of SunTrust Bank, as Special Servicer of the One California Plaza Mortgage Loan

33.61       U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the One California Plaza Mortgage Loan

33.62       Park Bridge Lender Services LLC, as Operating Advisor of the One California Plaza Mortgage Loan (see Exhibit 33.5)

33.63       Wells Fargo Bank, National Association, as Primary Servicer of the Lehigh Valley Mall Mortgage Loan (see Exhibit 33.36)

33.64       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Lehigh Valley Mall Mortgage Loan

33.65       Wilmington Trust, National Association, as Trustee of the Lehigh Valley Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.66       Wells Fargo Bank, National Association, as Certificate Administrator of the Lehigh Valley Mall Mortgage Loan (see Exhibit 33.3)

33.67       Wells Fargo Bank, National Association, as Custodian of the Lehigh Valley Mall Mortgage Loan (see Exhibit 33.4)

33.68       Park Bridge Lender Services LLC, as Operating Advisor of the Lehigh Valley Mall Mortgage Loan (see Exhibit 33.5)

33.69       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Lehigh Valley Mall Mortgage Loan (see Exhibit 33.42)

33.70       National Tax Search, LLC, as Servicing Function Participant of the Lehigh Valley Mall Mortgage Loan (see Exhibit 33.43)

33.71       Wells Fargo Bank, National Association, as Primary Servicer of the Centre 425 Bellevue Mortgage Loan (see Exhibit 33.36)

33.72       AEGON USA Realty Advisors, LLC, as Special Servicer of the Centre 425 Bellevue Mortgage Loan

33.73       Wilmington Trust, National Association, as Trustee of the Centre 425 Bellevue Mortgage Loan (Omitted. See Explanatory Notes.)

33.74       Wells Fargo Bank, National Association, as Certificate Administrator of the Centre 425 Bellevue Mortgage Loan (see Exhibit 33.3)

33.75       Wells Fargo Bank, National Association, as Custodian of the Centre 425 Bellevue Mortgage Loan (see Exhibit 33.4)

33.76       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Centre 425 Bellevue Mortgage Loan (see Exhibit 33.42)

33.77       National Tax Search, LLC, as Servicing Function Participant of the Centre 425 Bellevue Mortgage Loan (see Exhibit 33.43)

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

34.14       Wells Fargo Bank, National Association, as Custodian of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.4)

34.15       Park Bridge Lender Services LLC, as Operating Advisor of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.5)

34.16       KeyBank National Association, as Primary Servicer of the 600 Vine Mortgage Loan (see Exhibit 34.1)

34.17       CWCapital Asset Management LLC, as Special Servicer of the 600 Vine Mortgage Loan (see Exhibit 34.2)

34.18       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 600 Vine Mortgage Loan (see Exhibit 34.3)

34.19       Wells Fargo Bank, National Association, as Custodian of the 600 Vine Mortgage Loan (see Exhibit 34.4)

34.20       Park Bridge Lender Services LLC, as Operating Advisor of the 600 Vine Mortgage Loan (see Exhibit 34.5)

34.21       KeyBank National Association, as Primary Servicer of the Garden Multifamily Portfolio Mortgage Loan (see Exhibit 34.1)

34.22       CWCapital Asset Management LLC, as Special Servicer of the Garden Multifamily Portfolio Mortgage Loan (see Exhibit 34.2)

34.23       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Garden Multifamily Portfolio Mortgage Loan (see Exhibit 34.3)

34.24       Wells Fargo Bank, National Association, as Custodian of the Garden Multifamily Portfolio Mortgage Loan (see Exhibit 34.4)

34.25       Park Bridge Lender Services LLC, as Operating Advisor of the Garden Multifamily Portfolio Mortgage Loan (see Exhibit 34.5)

34.26       KeyBank National Association, as Primary Servicer of the Miracle Mile Mortgage Loan (see Exhibit 34.1)

34.27       CWCapital Asset Management LLC, as Special Servicer of the Miracle Mile Mortgage Loan (see Exhibit 34.2)

34.28       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Miracle Mile Mortgage Loan (see Exhibit 34.3)

34.29       Wells Fargo Bank, National Association, as Custodian of the Miracle Mile Mortgage Loan (see Exhibit 34.4)

34.30       Park Bridge Lender Services LLC, as Operating Advisor of the Miracle Mile Mortgage Loan (see Exhibit 34.5)

34.31       KeyBank National Association, as Primary Servicer of the Totowa Commerce Center Mortgage Loan (see Exhibit 34.1)

34.32       CWCapital Asset Management LLC, as Special Servicer of the Totowa Commerce Center Mortgage Loan (see Exhibit 34.2)

34.33       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Totowa Commerce Center Mortgage Loan (see Exhibit 34.3)

34.34       Wells Fargo Bank, National Association, as Custodian of the Totowa Commerce Center Mortgage Loan (see Exhibit 34.4)

34.35       Park Bridge Lender Services LLC, as Operating Advisor of the Totowa Commerce Center Mortgage Loan (see Exhibit 34.5)

34.36       Wells Fargo Bank, National Association, as Primary Servicer of the 333 North Bedford Mortgage Loan

34.37       CWCapital Asset Management LLC, as Special Servicer of the 333 North Bedford Mortgage Loan (see Exhibit 34.2)

34.38       Wilmington Trust, National Association, as Trustee of the 333 North Bedford Mortgage Loan (Omitted. See Explanatory Notes.)

34.39       Wells Fargo Bank, National Association, as Certificate Administrator of the 333 North Bedford Mortgage Loan (see Exhibit 34.3)

34.40       Wells Fargo Bank, National Association, as Custodian of the 333 North Bedford Mortgage Loan (see Exhibit 34.4)

34.41       Trimont Real Estate Advisors, LLC, as Operating Advisor of the 333 North Bedford Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 333 North Bedford Mortgage Loan

34.43       National Tax Search, LLC, as Servicing Function Participant of the 333 North Bedford Mortgage Loan

34.44       KeyBank National Association, as Primary Servicer of the Park Center Phase I Mortgage Loan (see Exhibit 34.1)

34.45       Rialto Capital Advisors, LLC, as Special Servicer of the Park Center Phase I Mortgage Loan

34.46       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Park Center Phase I Mortgage Loan (see Exhibit 34.3)

34.47       Wells Fargo Bank, National Association, as Custodian of the Park Center Phase I Mortgage Loan (see Exhibit 34.4)

34.48       Pentalpha Surveillance LLC, as Operating Advisor of the Park Center Phase I Mortgage Loan

34.49       KeyBank National Association, as Primary Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 34.1)

34.50       Rialto Capital Advisors, LLC, as Special Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 34.45)

34.51       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 300 Montgomery Mortgage Loan (see Exhibit 34.3)

34.52       Wells Fargo Bank, National Association, as Custodian of the 300 Montgomery Mortgage Loan (see Exhibit 34.4)

34.53       Pentalpha Surveillance LLC, as Operating Advisor of the 300 Montgomery Mortgage Loan (see Exhibit 34.48)

34.54       KeyBank National Association, as Primary Servicer of The Boulders Resort & Spa Mortgage Loan (see Exhibit 34.1)

34.55       Rialto Capital Advisors, LLC, as Special Servicer of The Boulders Resort & Spa Mortgage Loan (see Exhibit 34.45)

34.56       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of The Boulders Resort & Spa Mortgage Loan (see Exhibit 34.3)

34.57       Wells Fargo Bank, National Association, as Custodian of The Boulders Resort & Spa Mortgage Loan (see Exhibit 34.4)

34.58       Pentalpha Surveillance LLC, as Operating Advisor of The Boulders Resort & Spa Mortgage Loan (see Exhibit 34.48)

34.59       KeyBank National Association, as Primary Servicer of the One California Plaza Mortgage Loan (see Exhibit 34.1)

34.60       Cohen Financial, a Division of SunTrust Bank, as Special Servicer of the One California Plaza Mortgage Loan

34.61       U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the One California Plaza Mortgage Loan

34.62       Park Bridge Lender Services LLC, as Operating Advisor of the One California Plaza Mortgage Loan (see Exhibit 34.5)

34.63       Wells Fargo Bank, National Association, as Primary Servicer of the Lehigh Valley Mall Mortgage Loan (see Exhibit 34.36)

34.64       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Lehigh Valley Mall Mortgage Loan

34.65       Wilmington Trust, National Association, as Trustee of the Lehigh Valley Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.66       Wells Fargo Bank, National Association, as Certificate Administrator of the Lehigh Valley Mall Mortgage Loan (see Exhibit 34.3)

34.67       Wells Fargo Bank, National Association, as Custodian of the Lehigh Valley Mall Mortgage Loan (see Exhibit 34.4)

34.68       Park Bridge Lender Services LLC, as Operating Advisor of the Lehigh Valley Mall Mortgage Loan (see Exhibit 34.5)

34.69       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Lehigh Valley Mall Mortgage Loan (see Exhibit 34.42)

34.70       National Tax Search, LLC, as Servicing Function Participant of the Lehigh Valley Mall Mortgage Loan (see Exhibit 34.43)

34.71       Wells Fargo Bank, National Association, as Primary Servicer of the Centre 425 Bellevue Mortgage Loan (see Exhibit 34.36)

34.72       AEGON USA Realty Advisors, LLC, as Special Servicer of the Centre 425 Bellevue Mortgage Loan

34.73       Wilmington Trust, National Association, as Trustee of the Centre 425 Bellevue Mortgage Loan (Omitted. See Explanatory Notes.)

34.74       Wells Fargo Bank, National Association, as Certificate Administrator of the Centre 425 Bellevue Mortgage Loan (see Exhibit 34.3)

34.75       Wells Fargo Bank, National Association, as Custodian of the Centre 425 Bellevue Mortgage Loan (see Exhibit 34.4)

34.76       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Centre 425 Bellevue Mortgage Loan (see Exhibit 34.42)

34.77       National Tax Search, LLC, as Servicing Function Participant of the Centre 425 Bellevue Mortgage Loan (see Exhibit 34.43)

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

35.6         Wells Fargo Bank, National Association, as Certificate Administrator of the GNL Portfolio Mortgage Loan (see Exhibit 35.3)

35.7         KeyBank National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 35.1)

35.8         CWCapital Asset Management LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 35.2)

35.9         Wells Fargo Bank, National Association, as Certificate Administrator of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 35.3)

35.10       KeyBank National Association, as Primary Servicer of the 600 Vine Mortgage Loan (see Exhibit 35.1)

35.11       CWCapital Asset Management LLC, as Special Servicer of the 600 Vine Mortgage Loan (see Exhibit 35.2)

35.12       Wells Fargo Bank, National Association, as Certificate Administrator of the 600 Vine Mortgage Loan (see Exhibit 35.3)

35.13       KeyBank National Association, as Primary Servicer of the Garden Multifamily Portfolio Mortgage Loan (see Exhibit 35.1)

35.14       CWCapital Asset Management LLC, as Special Servicer of the Garden Multifamily Portfolio Mortgage Loan (see Exhibit 35.2)

35.15       Wells Fargo Bank, National Association, as Certificate Administrator of the Garden Multifamily Portfolio Mortgage Loan (see Exhibit 35.3)

35.16       KeyBank National Association, as Primary Servicer of the Miracle Mile Mortgage Loan (see Exhibit 35.1)

35.17       CWCapital Asset Management LLC, as Special Servicer of the Miracle Mile Mortgage Loan (see Exhibit 35.2)

35.18       Wells Fargo Bank, National Association, as Certificate Administrator of the Miracle Mile Mortgage Loan (see Exhibit 35.3)

35.19       KeyBank National Association, as Primary Servicer of the Totowa Commerce Center Mortgage Loan (see Exhibit 35.1)

35.20       CWCapital Asset Management LLC, as Special Servicer of the Totowa Commerce Center Mortgage Loan (see Exhibit 35.2)

35.21       Wells Fargo Bank, National Association, as Certificate Administrator of the Totowa Commerce Center Mortgage Loan (see Exhibit 35.3)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the 333 North Bedford Mortgage Loan

35.23       CWCapital Asset Management LLC, as Special Servicer of the 333 North Bedford Mortgage Loan

35.24       Wells Fargo Bank, National Association, as Certificate Administrator of the 333 North Bedford Mortgage Loan (see Exhibit 35.3)

35.25       KeyBank National Association, as Primary Servicer of the Park Center Phase I Mortgage Loan (see Exhibit 35.1)

35.26       Rialto Capital Advisors, LLC, as Special Servicer of the Park Center Phase I Mortgage Loan

35.27       Wells Fargo Bank, National Association, as Certificate Administrator of the Park Center Phase I Mortgage Loan (see Exhibit 35.3)

35.28       KeyBank National Association, as Primary Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 35.1)

35.29       Rialto Capital Advisors, LLC, as Special Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 35.26)

35.30       Wells Fargo Bank, National Association, as Certificate Administrator of the 300 Montgomery Mortgage Loan (see Exhibit 35.3)

35.31       KeyBank National Association, as Primary Servicer of The Boulders Resort & Spa Mortgage Loan (see Exhibit 35.1)

35.32       Rialto Capital Advisors, LLC, as Special Servicer of The Boulders Resort & Spa Mortgage Loan (see Exhibit 35.26)

35.33       Wells Fargo Bank, National Association, as Certificate Administrator of The Boulders Resort & Spa Mortgage Loan (see Exhibit 35.3)

35.34       KeyBank National Association, as Primary Servicer of the One California Plaza Mortgage Loan (see Exhibit 35.1)

35.35       Cohen Financial, a Division of SunTrust Bank, as Special Servicer of the One California Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.36       U.S. Bank National Association, as Certificate Administrator of the One California Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.37       Wells Fargo Bank, National Association, as Primary Servicer of the Lehigh Valley Mall Mortgage Loan

35.38       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Lehigh Valley Mall Mortgage Loan (Omitted. See Explanatory Notes.)

35.39       Wells Fargo Bank, National Association, as Certificate Administrator of the Lehigh Valley Mall Mortgage Loan (see Exhibit 35.3)

35.40       Wells Fargo Bank, National Association, as Primary Servicer of the Centre 425 Bellevue Mortgage Loan

35.41       AEGON USA Realty Advisors, LLC, as Special Servicer of the Centre 425 Bellevue Mortgage Loan (Omitted. See Explanatory Notes.)

35.42       Wells Fargo Bank, National Association, as Certificate Administrator of the Centre 425 Bellevue Mortgage Loan (see Exhibit 35.3)

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

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

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

Date: March 21, 2019