Form 10-K
period 2020-12-31
CSAIL 2017-CX10 Commercial Mortgage Trust
filed 2021-03-11
CIK 1720474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The GNL Portfolio Mortgage Loan, the Yorkshire & Lexington Towers Mortgage Loan, the 600 Vine Mortgage Loan, the Garden Multifamily Portfolio Mortgage Loan, the Miracle Mile Mortgage Loan and the Totowa Commerce Center Mortgage Loan, which constituted approximately 8.5%, 7.0%, 4.2%, 3.4%, 3.3% and 3.1%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the GNL Portfolio Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Yorkshire & Lexington Towers Mortgage Loan, seven other pari passu loans, which are not assets of the issuing entity, (c) with respect to the 600 Vine Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (d) with respect to the Garden Multifamily Portfolio Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity, (e) with respect to the Miracle Mile Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity and (f) with respect to the Totowa Commerce Center Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the GNL Portfolio Mortgage Loan, the Yorkshire & Lexington Towers Mortgage Loan, the 600 Vine Mortgage Loan, the Garden Multifamily Portfolio Mortgage Loan, the Miracle Mile Mortgage Loan and the Totowa Commerce Center Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Park Center Phase I Mortgage Loan, the 300 Montgomery Mortgage Loan and The Boulders Resort & Spa Mortgage Loan, which constituted approximately 9.1%, 3.5% and 2.7%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Park Center Phase I Mortgage Loan, the 300 Montgomery Mortgage Loan and The Boulders Resort & Spa Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the Park Center Phase I Mortgage Loan, the 300 Montgomery Mortgage Loan or The Boulders Resort & Spa Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of each loan combination was securitized in the CSAIL 2017-CX9 Commercial Mortgage Trust transaction, Commission File Number 333-207361-06 (the “CSAIL 2017-CX9 Transaction”). These loan combinations, including the Park Center Phase I Mortgage Loan, the 300 Montgomery Mortgage Loan and The Boulders Resort & Spa Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the CSAIL 2017-CX9 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Centre 425 Bellevue Mortgage Loan, which constituted approximately 5.1% of the asset pool of the issuing entity as of its cut-off date.  The Centre 425 Bellevue Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Centre 425 Bellevue Mortgage Loan and two other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. This loan combination, including the Centre 425 Bellevue Mortgage Loan, was serviced under the pooling and servicing agreement for the UBS Commercial Mortgage Trust 2017-C5 transaction prior to the closing of the securitization of a pari passu portion of the Centre 425 Bellevue loan combination in the Natixis Commercial Mortgage Securities Trust 2018-ALXA transaction (the “NCMS 2018-ALXA Transaction”).  After the closing of the NCMS 2018-ALXA Transaction on February 23, 2018, this loan combination, including the Centre 425 Bellevue Mortgage Loan was, and will continue to be, serviced and administered pursuant to the trust and servicing agreement with respect to the NCMS 2018-ALXA Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association acts as trustee of the GNL Portfolio Mortgage Loan, the Yorkshire & Lexington Towers Mortgage Loan, the 600 Vine Mortgage Loan, the Garden Multifamily Portfolio Mortgage Loan, the Miracle Mile Mortgage Loan, the Totowa Commerce Center Mortgage Loan, the 300 Montgomery Mortgage Loan, The Boulders Resort & Spa Mortgage Loan and the Park Center Phase I Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement and the pooling and servicing agreement for the CSAIL 2017-CX9 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the GNL Portfolio Mortgage Loan, the Yorkshire & Lexington Towers Mortgage Loan, the 600 Vine Mortgage Loan, the Garden Multifamily Portfolio Mortgage Loan, the Miracle Mile Mortgage Loan, the Totowa Commerce Center Mortgage Loan, the 300 Montgomery Mortgage Loan, The Boulders Resort & Spa Mortgage Loan and the Park Center Phase I Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

U.S. Bank National Association acts as trustee of the One California Plaza Mortgage Loan.  Pursuant to the trust and servicing agreement for the CSMC 2017-CALI Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the One California Plaza Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the 333 North Bedford Mortgage Loan, the 300 Montgomery Mortgage Loan, The Boulders Resort & Spa Mortgage Loan, the Park Center Phase I Mortgage Loan, the Lehigh Valley Mall Mortgage Loan, the Centre 425 Bellevue Mortgage Loan and the One California Plaza Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the 333 North Bedford Mortgage Loan, the Lehigh Valley Mall Mortgage Loan, the Centre 425 Bellevue Mortgage Loan and the One California Plaza Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Trimont Real Estate Advisors, LLC as operating advisor of the 333 North Bedford Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank as special servicer of the One California Plaza Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the Lehigh Valley Mall Mortgage Loan and AEGON USA Realty Advisors, LLC as special servicer of the Centre 425 Bellevue Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as custodian and as trustee, and U.S. Bank National Association, as trustee and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

In the last several years, U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts.  The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts.  Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.  U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously.  However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.  On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans.  This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”).  The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans.  Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action. U.S. Bank believes that it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs (the “Governing Agreements”), and accordingly that the claims against it in the NCMSLT Action are without merit.   U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated.  On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.  On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans (the “Consolidated Action”).  U.S. Bank and other parties to the Consolidated Action have briefed and argued motions for judgment on the pleadings pursuant to Chancery Court Rule 12(c) regarding disputed issues of contractual interpretation at issue in one or more of the cases comprising the Consolidated Action, including the NCMSLT Action.  The Court has not yet ruled on these motions or on U.S. Bank’s dismissal motion in the NCMSLT Action. U.S. Bank intends to continue to defend the NCMSLT Action vigorously.

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

33.55      Wells Fargo Bank, National Association, as Trustee of The Boulders Resort & Spa Mortgage Loan (Omitted. See Explanatory Notes.)

33.56      Wells Fargo Bank, National Association, as Custodian of The Boulders Resort & Spa Mortgage Loan (see Exhibit 33.4)

33.57      Pentalpha Surveillance LLC, as Operating Advisor of The Boulders Resort & Spa Mortgage Loan (see Exhibit 33.47)

33.58      KeyBank National Association, as Primary Servicer of the One California Plaza Mortgage Loan (see Exhibit 33.1)

33.59      Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the One California Plaza Mortgage Loan

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

34.55      Wells Fargo Bank, National Association, as Trustee of The Boulders Resort & Spa Mortgage Loan (Omitted. See Explanatory Notes.)

34.56      Wells Fargo Bank, National Association, as Custodian of The Boulders Resort & Spa Mortgage Loan (see Exhibit 34.4)

34.57      Pentalpha Surveillance LLC, as Operating Advisor of The Boulders Resort & Spa Mortgage Loan (see Exhibit 34.47)

34.58      KeyBank National Association, as Primary Servicer of the One California Plaza Mortgage Loan (see Exhibit 34.1)

34.59      Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the One California Plaza Mortgage Loan

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

35.21      Rialto Capital Advisors, LLC, as Special Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 35.19)

35.22      KeyBank National Association, as Primary Servicer of The Boulders Resort & Spa Mortgage Loan (see Exhibit 35.1)

35.23      Rialto Capital Advisors, LLC, as Special Servicer of The Boulders Resort & Spa Mortgage Loan (see Exhibit 35.19)

35.24      KeyBank National Association, as Primary Servicer of the One California Plaza Mortgage Loan (see Exhibit 35.1)

35.25      Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the One California Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

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

35.28      Wells Fargo Bank, National Association, as Primary Servicer of the Centre 425 Bellevue Mortgage Loan (see Exhibit 35.16)

35.28      AEGON USA Realty Advisors, LLC, as Special Servicer of the Centre 425 Bellevue Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 10, 2021